Form 10-Q
period 2024-06-30
Willow Tree Capital Corp
filed 2024-08-14
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 814-01698

Willow Tree Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	93-2706372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 29th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 218-1090

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2024, the registrant had 68 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.
The following factors are among those that may cause actual results to differ materially from our forward-lowing statements:
•Our future operating results;
•Our business prospects and prospects of our portfolio companies;
•The ability of our portfolio companies to achieve their objectives;
•Changes in political, economic, or industry conditions, the interest rate environment or conditions affecting the financial and capital markets including pandemics and supply chain disruptions, could impact our business prospect and the prospects of our portfolio companies;
•Volatility of leveraged loan markets;
•The adequacy of our financing sources and working capital;
•Risk of borrower default;
i

•Interest rate volatility could adversely affect our results, particularly because we intend to use leverage as part of our investment strategy;
•Actual and potential conflicts of interest with Willow Tree Capital Corp Advisors LLC (the “Adviser”) and its affiliates;
•Our ability to make distributions;
•Changes to the fair value of our investments;
•Geo-political conditions, including revolution, insurgency or war including those arising out of the ongoing war between Russian and Ukraine, the conflict in the Middle East, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•The impact of competition among other entities and our affiliates for investment opportunities;
•Our ability to qualify for and maintain tax treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act");
•The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology; and
•Future changes in laws or regulations and conditions in our operating areas.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
ii

Part I. Financial Information
Item 1. Financial Statements
WILLOW TREE CAPITAL CORPORATION
Statements of Assets and Liabilities
(Expressed in U.S. Dollars)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS:
Cash and cash equivalents	$1,020	$—
Total assets	$1,020	$—

COMMITMENTS AND CONTINGENCIES — Note 4

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 68 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$1	$—
Additional paid-in capital	1,019	—
Total net assets	$1,020	$—
Total liabilities and net assets	$1,020	$—
NET ASSET VALUE PER SHARE	$15.00	$—
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Statements of Operations
(Expressed in U.S. Dollars)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Investment Income	$—	$—

Expenses	$—	$—
Net investment income (loss)	—	—
Net increase (decrease) in net assets resulting from operations	$—	$—
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$—	$—
Earnings (loss) per share (basic and diluted)	$—	$—
Weighted average shares of common stock outstanding (basic and diluted)	68	35
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Statements of Changes in Net Assets

Three Months Ended June 30, 2024
	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Net Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Value
Net assets at beginning of period	68	$1	$1,019	$—	$1,020
Capital Transactions:
Issuance of common stock	—	—	—	—	—
Net increase (decrease) in net assets from capital transactions	—	—	—	—	—
Net assets at end of period	68	$1	$1,019	$—	$1,020

Six Months Ended June 30, 2024
	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Net Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Value
Net assets at beginning of period	—	$—	$—	$—	$—
Capital Transactions:
Issuance of common stock	68	1	1,019	—	1,020
Net increase (decrease) in net assets from capital transactions	68	1	1,019	—	1,020
Net assets at end of period	68	$1	$1,019	$—	$1,020
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Statement of Cash Flows

For the Six Months Ended June 30, 2024
Cash flows from financing activities
Proceeds from issuance of common stock	$1,020
Net cash provided by (used in) financing activities	1,020
Net increase in cash and cash equivalents	1,020
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,020
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Notes to Financial Statements
1. Organization
Willow Tree Capital Corporation (the “Company”), was formed on June 29, 2022 as a Maryland Corporation. The Company intends to invest primarily in floating rate middle market senior secured loans. The Company intends to be an externally managed, non-diversified, closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes and to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company will be externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”).
As of June 30, 2024, the Company had not commenced operations. To date, the Company’s efforts were limited to organizational activities.
The Company’s investment objectives will be to maximize the total return to shareholders in the form of current income and capital appreciation.
The Company expects to generate returns primarily from interest income and fees from senior secured loans, with some capital appreciation through nominal junior capital co-investments.
The Company intends to conduct a continuous private offering (the “Private Offering”) of shares of its common stock, par value $0.01 (the “Shares”), to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) or non U.S. persons as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. The Company will hold one or more closings at which it will either accept capital commitments to purchase Shares from investors or issue Shares for immediate cash investment by the investors.
Shareholders that make capital commitments to the Company will be required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitments each time the Company delivers a drawdown notice.
2. Summary of Significant Accounting Policies
Basis of Financial Statement Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the financial statements. The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits. As of June 30, 2024 and December 31, 2023, the Company held $1,020 and $0 in cash, respectively.

Organizational and Offering Expenses
The Adviser and its affiliates have incurred organizational and offering expenses on behalf of the Company. In the event the Company does not make an election to be regulated as a BDC under the 1940 Act, the costs incurred will be borne by the Adviser and its affiliates. Refer to “Note 4. Commitments and Contingencies” for additional details.
Organizational expenses will be expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company, their related documents of organization and the Company’s election to be regulated as a BDC.
Offering expenses will be capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning on the date which the Company first accepts capital contributions from unaffiliated shareholders in the Private Offering. Offering expenses include legal, printing and other offering costs, which include professional advisers fees, fees associated with the offering of common shares of the Company, and those associated with the preparation of the Company’s registration statement on Form 10.
Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the financial statements of the Company.
To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a nondeductible excise tax for any undistributed income.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024 for public business entities (“PBEs”) and December 15, 2025 for entities other than PBEs with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements.
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. The Company is evaluating the impact of this rule on its financial statements.

3. Agreements and Related Party transactions
Investment Management Agreement
The Company intends to be externally managed by the Adviser pursuant to an Investment Management Agreement. The Adviser is an indirect majority owned subsidiary of Willow Tree Credit Partners LP (“Willow Tree”). Subject to the overall supervision of the Board of Directors of the Company (the “Board”), the Adviser will manage the Company’s day-to-day operations and will provide investment advisory services to the Company.
The Company will pay the Adviser a fee for its services under the Investment Management Agreement. The fee will consist of two components: a Management Fee (as defined below) and an Incentive Fee (as defined below). Each of the Management Fee and the Incentive Fee will become payable on the terms described below immediately after the Company commences operations.
Management Fee
The management fee (“Management Fee”) will be payable quarterly in arrears and will be payable at an annual rate of 1.25% of the Company’s net assets at the end of the most recently completed calendar quarter. The Management Fee for any partial quarter will be prorated during the relevant calendar quarter.
Incentive Fee
The Company will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not.
Investment Income Incentive Fee
Under the investment-income component, the Company will pay the Adviser each quarter an incentive fee with respect to pre-incentive fee net investment income. The investment-income component will be calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income will be based on the pre-incentive fee net investment income earned for the quarter.
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the Management Fee, expenses payable under any administration agreement with the Adviser and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash; provided, however, that the portion of the investment-income incentive fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income, expressed as a rate of return on the value of net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.5% per quarter (6.00% annualized). The Company will pay the Adviser an investment-income incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows:
(1)No investment-income incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.5%;
(2)100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.714% in any calendar quarter (6.857% annualized) (the portion of pre-incentive fee net investment income that exceeds the hurdle but is less than or equal to 1.714% is referred to as the “catch-up”; the “catch-up” is meant to provide the Adviser with

12.50% of pre-incentive fee net investment income as if a hurdle did not apply if pre-incentive fee net investment income exceeds 1.714% in any calendar quarter); and
(3)12.50% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.714% in any calendar quarter (6.857% annualized) payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 12.50% of all pre-incentive fee net investment income thereafter is allocated to the Adviser).
Capital Gains Incentive Fee
Under the capital gains component, the Company will pay the Adviser at the end of each calendar year 12.5% of aggregate cumulative realized capital gains from the date of the Company’s election to be regulated as BDC through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.
The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation. The capital gains component of the Incentive Fee will not be subject to any minimum return to shareholders.
Administration Agreement
The Company intends to enter into an administration agreement with Willow Tree (the “Administration Agreement”). Under the expected terms of the Administration Agreement, Willow Tree will perform, or oversee the performance of, administrative services, which include, but are not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Willow Tree or its affiliates. The Company will reimburse Willow Tree for services performed for the Company pursuant to the terms of the Administration Agreement.
In addition, pursuant to the terms of the Administration Agreement, Willow Tree may delegate its obligations under the Administration Agreement to an affiliate or to a third party, and the Company will reimburse Willow Tree for any services performed for the Company by such affiliate or third party. To the extent that Willow Tree outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without profit to Willow Tree.
Unless earlier terminated, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of its outstanding voting securities and, in each case, a majority of the independent directors. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of common stock. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.
Expense Agreement
The Company and the Adviser have entered into an expense agreement, pursuant to which the Adviser and its affiliates have agreed to incur organizational, offering, and other general and administrative expenses on behalf of the Company until the Company elects to be regulated as a BDC under the 1940 Act. In the event the Company does not make an election to be regulated as a BDC under the 1940 Act, the Adviser and its affiliates will bear the costs incurred under the expense agreement. See Note 4. Commitments and Contingencies.
License Arrangements
The Company expects to enter into a license agreement with Willow Tree. Under the License Agreement, the Company will have a non-exclusive, royalty-free license to use the name “Willow Tree.”
4. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.
Pursuant to an expense agreement between the Company and the Adviser and its affiliates, the Adviser and its affiliates have incurred organizational, offering, and other general and administrative expenses on behalf of the Company. In the event the Company does not make an election to be regulated as a BDC under the 1940 Act, these costs incurred will be borne by the Adviser and its affiliates. To date, expenses incurred were $2,549,742, which were composed of $1,326,016 in organizational expenses, $720,100 in offering costs, and $503,626 in other general and administrative expenses. The conditions set forth in the expense agreement have not yet been met and management believes that the likelihood of these conditions being met is not probable for purposes of recognizing liabilities under the applicable accounting guidance.
5. Net Assets
In connection with its formation, the Company has the authority to issue 100,000,000 shares of common stock, par value $0.01 per share. The Company intends to issue shares of common stock in the Private Offering on an ongoing basis at an offering price generally equal to the net asset value per share.
In March 2024, the Company issued and sold 68 shares of common stock, par value $0.01, to Timothy Lower and James Roche, for an aggregate purchase price of $1,020. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
6. Subsequent Event
There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements as of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this section contains forward-looking statements that involve risks and uncertainties. See “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a Maryland corporation that intends to be an externally managed, non-diversified, closed-end management investment company, and we intend to elect to be regulated as a BDC under the 1940 Act. In addition, we intend to elect to be treated as a RIC for U.S. federal income tax purposes and to qualify annually thereafter as a RIC under the Code.
We intend to be externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”), a Delaware limited liability company. The Adviser is an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”). Willow Tree Credit Partners LP (“Willow Tree”) will serve as our administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator will provide all administrative services necessary for us to operate.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company for up to five years following an initial public offering, if any, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements. As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Portfolio and Investment Activity
As of June 30, 2024, the Company had not commenced operations. To date, the Company’s efforts were limited to organizational activities.
Results of Operations
As of June 30, 2024, we have not commenced any investment activities. Therefore, no results of operations are reported.
Revenues
We intend to generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments are typically expected to have a term of five to six years with an average duration of three to four years. Interest on our debt securities will be generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive will be directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases.
In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.We will record prepayment premiums on loans and debt securities as interest income. We may generate income from dividends on direct equity investments or equity interests obtained in connection with originating loans.
Expenses
We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations will be managed by the Adviser, pursuant to the terms of the Investment Management Agreement, and services necessary for our business, including the origination and administration of our investment portfolio, will be provided by individuals who are employees of Willow Tree, pursuant to the terms of the Administration Agreement. All investment professionals of the Adviser and its staff, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement, and the compensation and routine compensation-

related overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser and not by us. We will bear all other costs and expenses of its operations and transactions, including those listed in the Investment Management Agreement.
We will reimburse the Administrator in an amount equal to our allocable portion of the Administrator overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and his staff. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount that we receive from such portfolio companies for providing this assistance.
From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We will reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our shareholders.
Other than as set forth above, we will bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:
•all direct and indirect costs and expenses incurred by the Adviser for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services under the Investment Management Agreement by the Adviser, including the costs and expenses of due diligence of potential investments, monitoring performance of our investments and disposing of investments, serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of its investments and disposing of investments (including, without limitation, the fees and expenses of outside counsel, accountants, consultants, experts and other third party, valuation, pricing and monitoring services, research expenses (including market data, research analytics and news feeds), rating expenses, origination fees, loan servicing, loan administration, due diligence expenses, investment banking and finders’ fees, appraisal fees, clearing and settlement chargers, brokerage fees, custodial fees, stamp and transfer taxes, hedging costs, travel expenses, broken deal expenses, and expenses associated with developing, licensing, implementing, maintaining or upgrading web portal, website, extranet tools, computer software (including accounting, investor tracking, investor reporting, ledger systems, financial management and cybersecurity) or other administrative or reporting tools (including subscription-based services) for our benefit;
•organizational and offering expenses;
•expenses incurred in valuing our assets and computing its net asset value (“NAV”) per share (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by our Administrator or payable to third parties, including agents, consultants or other advisors, or affiliates of the Adviser in connection with monitoring financial, legal, regulatory, and compliance affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments and in providing administrative services;
•interest and any other amounts (including without limitation commitment fees, principal payments, outside counsel fees and agent fees) payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings;
•expenses related to unsuccessful portfolio acquisition efforts;
•offerings of our shares of common stock and other securities (including underwriting, placement agent and similar fees and commissions);
•management fees and incentive fees;
•third party investor hosting and similar platforms and service providers;
•administration fees;
•transfer agent and custody fees and expenses;
•federal and state registration fees;

•all costs of registration and listing our shares on any securities exchange;
•foreign, U.S. federal, state and local taxes;
•independent directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC, the Financial Industry Regulatory Authority or other regulators;
•costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•the costs associated with individual or group shareholders;
•our allocable portion of the fidelity bond, directors’ and officers’ errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, third-party investor hosting and similar platforms and service providers, and outside legal costs;
•expenses associated with shareholder or board meeting meetings;
•costs of operating any subsidiaries;
•any indemnification amounts owed by us;
•costs and expenses incurred under any litigation, threatened litigation or governmental regulatory inquiry, involving us, our investments or operating activities (including, without limitation, attorneys’ fees, any judgments, settlements or other amounts paid in connection therewith) and all other extraordinary expenses; and
•all other expenses incurred by us, or allocable to us, whether paid by us, or the Adviser, or Willow Tree in connection with administering our business (including without limitation, outside counsel, third party valuation, accounting, audit, tax planning and tax return preparation, and other out-of-pocket expenses and fees), such as the allocable portion of overhead under the Administration Agreement, including rent, and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.
As the Company has not made an election to be regulated as a BDC under the 1940 Act as of June 30, 2024 and December 31, 2023, the Company has not recorded organizational, offering, or administration expenses. See Note 4. Commitments and Contingencies in the Notes to the Financial Statements.
Financial Condition, Liquidity and Capital Resources
We intend to generate cash primarily from the net proceeds of the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses, payment of cash distributions to our shareholders and repurchases of our shares of common stock under a share repurchase program.
Critical Accounting Policies
The preparation of our financial statements in accordance with U.S. GAAP will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
When we elect to be regulated as a BDC, Section 2(a)(41) of the 1940 Act will require us to value our assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board. A market quotation is only “readily available” to the extent that the security can be valued with Level 1 Inputs (as defined below). As a result, the Board must determine the fair value of all securities valued with Level 2 Inputs or Level 3 Inputs (each as defined below). Since most of the securities that we expect to hold will not have readily available market quotations, we expect that the Board will be required to determine the “fair value” of the respective Company’s securities, with input from the Adviser, third-party independent valuation firms and the respective audit committee of the Board as of the end of each quarter.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no single standard for determining fair value in good faith since fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security in an arm’s length transaction. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Investments for which market quotations are readily available in an active market are valued at such market quotations, which are generally obtained from an independent pricing service or one or more broker dealers or market-makers, provided that a quotation will not be deemed readily available if it is not reliable. However, debt and equity investments closed within approximately 90 days are generally valued at cost, plus accreted discount, if applicable, which approximates fair value. Debt and equity securities for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of the Board. Because we expect that there will not be a readily available market value for many of the investments in its respective portfolio, we expect to value most of our portfolio investments at fair value as determined in good faith under the direction of the Board in accordance with the Investment Valuation Process listed below, which have been reviewed and approved by the Board.
Under ASC 820, we perform detailed valuations of our debt and equity investments on an individual basis, using market based, income based, and bond yield approaches as appropriate.
Under the market approach, we estimate the enterprise value of the portfolio companies in which we invest. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value. To estimate the enterprise value of a portfolio company, we analyze various factors, including the portfolio company’s historical and projected financial results. Typically, private companies are valued based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. We review various sources of transactional data, including publicly comparable companies and private mergers and acquisitions with similar characteristics. We will generally require portfolio companies to provide annual audited and quarterly and monthly unaudited financial statements, as well as annual projections for the upcoming fiscal year.
Under the income approach, we generally prepare and analyze the internal rate of return of our debt investments based on the expected future cash flow streams. Under the bond yield approach, we review bond yields of similar companies and compare such yields to the internal rate of return of our debt investments. We review various sources of transactional data, including private mergers and acquisitions involving debt investments with similar characteristics, and assess the information in the valuation process. The guidance establishes three levels of the fair value hierarchy as follows:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Investment Valuation Process
Our Board will undertake a multi-step valuation process each quarter in connection with determining the fair value of each of the Company’s investments:
•Company’s quarterly valuation process will begin with each portfolio company or investment being initially valued by the respective Willow Tree valuation team member.
•Preliminary valuations will then be reviewed and discussed with the principals of Willow Tree.

•Separately, an independent valuation firm engaged by the Board or the valuation designee, as applicable will provide third party valuation consulting services with respect to our investments at least twice annually for all investments held in the portfolio for at least six months. In certain cases, the Adviser may determine it is not cost-effective, and as a result is not in its shareholder’s best interest, to consult with the independent financial advisory services firm on its investments. Such instances include, but are not limited to, a loan closing a few days prior to quarter-end.
•As part of the valuation process, the independent valuation firm may review the credit documents, audited financial statements, interim financial statements, financial projections, our internal credit memos, as well as other documents as necessary, for each of our investments. After reviewing the documents, the independent valuation firm conducts various analyses including (i) historical and projected financial results, (ii) cash flow and credit ratios, (iii) comparable public and private companies and transactions, (iv) current and projected financial covenants, (v) internal rate of return based upon the expected future cash flow streams, and (vi) bond yields of comparable companies. Based on these analyses, the independent valuation firm determines if the manager valuations fall within their fair value range as of the valuation date.
•The independent valuation firm will evaluate Company’s valuation compared to its range. If there are discrepancies, they will be resolved via discussion with the Adviser.
•The Adviser’s valuation team prepares a valuation report for the audit committee of the Board.
•The audit committee of the Board is apprised of the preliminary valuations and the results of the independent valuation firm’s conclusion. Once resolved, the independent valuation firm issues its opinion as to whether our valuations are reasonable.
•The audit committee of the Board will review the preliminary valuations, and the Adviser responds and supplements the preliminary valuations to reflect any comments provided by the audit committee.
•The audit committee of the Board will make recommendations to the Board regarding the fair value of each investment in our portfolio; and

•The Board will discuss valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms, if any, and the respective audit committee, and determines the fair values of such assets.
Revenue Recognition
We intend to record interest income on an accrual basis to the extent such interest is deemed collectible. PIK interest, represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. We will not accrue any form of interest on loans and debt securities if there is reason to doubt our ability to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then accrete or amortize such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee will be recorded as interest income. We will record prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the declaration date.
Contractual Obligations
We intend to enter into certain contracts under which we have material future commitments. We intend to enter into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis. For these services, we will pay (i) a management fee calculated as a percentage of net assets and (ii) an incentive fee based on our performance.
We also intend to enter into the Administration Agreement with Willow Tree. Under the Administration Agreement, our Adviser will be responsible for furnishing us with office facilities and equipment and will provide us with clerical, bookkeeping, record-keeping and other administrative services at such facilities.
As of June 30, 2024, we had not commenced operations and did not have any significant contractual payment obligations.

Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.
To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
Neither we nor the Adviser are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We and the Adviser may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies.
Item 1A. Risk Factors.
As of June 30, 2024, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on March 29, 2024, as amended on May 24, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended June 30, 2024, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

Number	Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
10.1
Form of Investment Management Agreement between the Company and the Investment Manager (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10, filed on May 24, 2024)

10.2
Form of Administration Agreement between the Company and Willow Tree Credit Partners LP (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10, filed on May 24, 2024)

10.3	Form of License Agreement between the Company and Willow Tree Credit Partners LP (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
10.4	Form of Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
10.5	Form of Custodian Agreement (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
10.6	Expense Agreement between the Company and Willow Tree Capital Corp Advisors LLC (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willow Tree Capital Corporation

Date: August 14, 2024	By:	/s/ Timothy Lower
	Name:	Timothy Lower
	Title:	Chief Executive Officer and President

Date: August 14, 2024	By:	/s/ Mark Klingensmith
	Name:	Mark Klingensmith
	Title:	Chief Financial Officer and Treasurer