Form 10-Q
period 2024-09-30
Willow Tree Capital Corp
filed 2024-11-12
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the registrant had 68 shares of common stock, $0.01 par value per share, outstanding.

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
ii

Part I. Financial Information
Item 1. Financial Statements
WILLOW TREE CAPITAL CORPORATION
Statements of Assets and Liabilities
(Expressed in U.S. Dollars)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS:
Cash and cash equivalents	$1,020	$—
Deferred offering costs	420,593	—
Total assets	$421,613	$—

LIABILITIES:
Due to affiliate	$2,910,322	$—
Total liabilities	2,910,322	—

COMMITMENTS AND CONTINGENCIES — Note 4

NET ASSETS
Common stock, $0.01 par value, 100,000,000 shares authorized, 68 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$1	$—
Additional paid-in capital	1,019	—
Distributable earnings (loss)	(2,489,729)	—
Total net assets (deficit)	$(2,488,709)	$—
Total liabilities and net assets (deficit)	$421,613	$—
NET ASSET (DEFICIT) VALUE PER SHARE	$(36,598.66)	$—
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Statements of Operations
(Expressed in U.S. Dollars)

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Investment Income	$—	$—

Expenses
Organizational expenses	1,788,822	1,788,822
Other general and administrative expenses	700,907	700,907
Total Expenses	$2,489,729	$2,489,729
Net investment income (loss)	(2,489,729)	(2,489,729)
Net increase (decrease) in net assets resulting from operations	$(2,489,729)	$(2,489,729)
Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$(36,613.66)	$(54,124.54)
Earnings (loss) per share (basic and diluted)	$(36,613.66)	$(54,124.54)
Weighted average shares of common stock outstanding (basic and diluted)	68	46
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Statements of Changes in Net Assets

Three Months Ended September 30, 2024
	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Net Distributable Earnings (Losses)	Total Net Assets (Deficit)
	Shares	Par Value
Net assets at beginning of period	68	$1	$1,019	$—	$1,020
Operations:
Net investment income (loss)	—	—	—	(2,489,729)	(2,489,729)
Net increase (decrease) in net assets resulting from operations	—	—	—	(2,489,729)	(2,489,729)
Capital Transactions:
Issuance of common stock	—	—	—	—	—
Net increase (decrease) in net assets from capital transactions	—	—	—	—	—
Net assets (deficit) at end of period	68	$1	$1,019	$(2,489,729)	$(2,488,709)

Nine Months Ended September 30, 2024
	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Net Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Value
Net assets at beginning of period	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	(2,489,729)	(2,489,729)
Net increase (decrease) in net assets resulting from operations	—	—	—	(2,489,729)	(2,489,729)
Capital Transactions:
Issuance of common stock	68	1	1,019	—	1,020
Net increase (decrease) in net assets from capital transactions	68	1	1,019	—	1,020
Net assets at end of period	68	$1	$1,019	$(2,489,729)	$(2,488,709)
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Statement of Cash Flows

For the Nine Months Ended September 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(2,489,729)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Decrease (increase) in deferred offering costs	(420,593)
Increase (decrease) in due to affiliate	2,910,322
Net cash provided (used in) by operating activities	—
Cash flows from financing activities
Proceeds from issuance of common stock	$1,020
Net cash provided by (used in) financing activities	1,020
Net increase in cash and cash equivalents	1,020
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,020
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Notes to Financial Statements
1. Organization
Willow Tree Capital Corporation (the “Company”), was formed on June 29, 2022 as a Maryland Corporation. The Company invests primarily in floating rate middle market senior secured loans. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes and to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”).
As of September 30, 2024, the Company had not commenced operations. On November 8, 2024, immediately prior to the Company electing to be regulated as a BDC (the "BDC Election"), each of Willow Tree Capital Fund, LLC and Willow Tree Capital Offshore Fund, LLC merged with and into the Company (the "Merger"). After the Merger, the Company made the BDC Election, and commenced operations. See Subsequent Events - Formation Transaction.
The Company’s investment objective is to maximize the total return to shareholders in the form of current income and capital appreciation.
The Company generates returns primarily from interest income and fees from senior secured loans, with some capital appreciation through nominal junior capital co-investments.
The Company conducts a continuous private offering (the “Private Offering”) of shares of its common stock, par value $0.01 (the “Shares”), to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) or non U.S. persons as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. The Company will hold one or more closings at which it will either accept capital commitments to purchase Shares from investors or issue Shares for immediate cash investment by the investors.
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
Cash and Cash Equivalents
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits. As of September 30, 2024 and December 31, 2023, the Company held $1,020 and $0 in cash, respectively.
Organizational and Offering Expenses
The Adviser and its affiliates have incurred organizational and offering expenses on behalf of the Company. Upon making the BDC Election, the Company incurred $1,788,822 of organizational expenses, $420,593 of offering expenses, and $700,907 of general and administrative expenses that were previously subject to contingencies under the terms of the expense agreement. See “Note 4. Commitments and Contingencies” and "Note 6. Subsequent Events - BDC Election" for additional details.
Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company, their related documents of organization and the Company’s election to be regulated as a BDC. Because making the BDC Election was probable as of September 30, 2024, for both the three and nine months ended September 30, 2024, the Company incurred organizational expenses of $1,788,822.
Offering expenses are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning on the date which the Company first accepts capital contributions from unaffiliated shareholders in the Private Offering. Offering expenses include legal, printing and other offering costs, which include professional advisers fees, fees associated with the offering of common shares of the Company, and those associated with the preparation of the Company’s registration statement on Form 10. For both the three and nine months ended September 30, 2024, the Company incurred offering expenses of $420,593, which have been capitalized and deferred. As of September 30, 2024, the Company had $420,593 of unamortized deferred offering expenses.
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
The Company is externally managed by the Adviser pursuant to an Investment Management Agreement. The Adviser is an indirect majority owned subsidiary of Willow Tree Credit Partners LP (“Willow Tree”). Subject to the overall supervision of the Board of Directors of the Company (the “Board”), the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company.
The Company has entered the Investment Management Agreement, dated as of November 8, 2024, with the Adviser. See "Note 6. Subsequent Events - Investment Management Agreement." Under the Investment Management Agreement, the Company pays the Adviser a fee for its services. The fee consists of two components: a Management Fee (as defined below) and an Incentive Fee (as defined below). Each of the Management Fee and the Incentive Fee are payable on the terms described below.
Management Fee
The management fee (“Management Fee”) is payable quarterly in arrears and will be payable at an annual rate of 1.25% of the Company’s net assets at the end of the most recently completed calendar quarter. The Management Fee for any partial quarter will be prorated during the relevant calendar quarter.
Incentive Fee
The Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not.
Investment Income Incentive Fee
Under the investment-income component, the Company pays the Adviser an incentive fee with respect to pre-incentive fee net investment income. The investment-income component will be calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income will be based on the pre-incentive fee net investment income earned for the quarter.
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the Management Fee, expenses payable under any administration agreement and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash; provided, however, that the portion of the investment-income incentive fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income, expressed as a rate of return on the value of net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.50% per quarter (6.00% annualized). The Company will pay the Adviser an investment-income incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows:
(1)No investment-income incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.50%;
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
Capital Gains Incentive Fee
Under the capital gains component, the Company will pay the Adviser at the end of each calendar year 12.50% of aggregate cumulative realized capital gains from the date of the Company’s election to be regulated as BDC through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.
The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation. The capital gains component of the Incentive Fee will not be subject to any minimum return to shareholders.
Unless terminated earlier, the Investment Management Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the board of directors or by the affirmative vote of the holders of a majority of the Company's outstanding voting securities, and, in either case, if also approved by the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”), dated as of November 8, 2024, with Willow Tree (the “Administrator”). See "Note 6 Subsequent Events - Administration Agreement." Under the expected terms of the Administration Agreement, Willow Tree performs, or oversees the performance of, administrative services, which include, but are not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Willow Tree or its affiliates. The Company reimburses Willow Tree for services performed for the Company pursuant to the terms of the Administration Agreement.
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
The Board, including a majority of independent directors, will review the compensation paid to the Administrator to determine if the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under the Administrative Agreement are reasonable in light of the services provided.
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
Expense Agreement
The Company and the Adviser previously entered into an expense agreement, pursuant to which the Adviser and its affiliates have agreed to incur organizational, offering, and other general and administrative expenses on behalf of the Company until the Company elected to be regulated as a BDC under the 1940 Act.Upon making the BDC Election, the Company incurred total expenses of $2,910,322 which was composed of $1,788,822 of organizational expenses, $420,593 of offering expenses, and $700,907 of other general and administrative expenses that were previously subject to contingencies under the terms of the expense agreement. See "Note 6 - Subsequent Events - BDC Election."

License Agreement
The Company has entered into a license agreement with Willow Tree. Under the License Agreement, the Company will have a non-exclusive, royalty-free license to use the name “Willow Tree” and the Willow Tree logo. Under the License Agreement, the Company has the right to use the “Willow Tree” name for so long as the Adviser or one of its affiliates remains the Company's investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Willow Tree” name. The License Agreement will remain in effect for so long as the Investment Management Agreement with the Adviser is in effect.
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
Pursuant to an expense agreement between the Company and the Adviser and its affiliates, the Adviser and its affiliates have incurred organizational, offering, and other general and administrative expenses on behalf of the Company. Upon making the BDC Election, the Company incurred total expenses of $2,910,322 which was composed of $1,788,822 of organizational expenses, $420,593 of offering expenses, and $700,907 of other general and administrative expenses that were previously subject to contingencies under the terms of the expense agreement. See "Note 6 - Subsequent Events - BDC Election."
5. Net Assets
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share. The Company issues shares of common stock in the Private Offering on an ongoing basis at an offering price generally equal to the net asset value per share.
In March 2024, the Company issued and sold 68 shares of common stock, par value $0.01, to Timothy Lower and James Roche, for an aggregate purchase price of $1,020. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
In connection with the Mergers (defined below), the Company issued 11,743,045 shares of common stock, par value $0.01 per share, in exchange for a portfolio of assets with an aggregate net asset value of $184,295,345. Such shares were issued in reliance on reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. See "Note 6 - Subsequent Events."
6. Subsequent Events
There have been no subsequent events other than disclosed below that occurred during such period that would require disclosure in, or would be required to be recognized in the financial statements as of September 30, 2024.
Appointment of Directors
On October 24, 2024, the board of directors of the Company appointed Boris Onefater as a Class 2 director, Jane Siebels as a Class 3 director and Todd Centurino as a Class 3 director (the “Independent Directors”). On October 24, 2024, the Independent Directors were appointed to the Company’s audit committee and nominating and corporate governance committee. Mr. Onefater was appointed chair of the audit committee. Mr. Centurino was appointed chair of the nominating and governance committee.
Messrs. Onefater and Centurino and Ms. Siebels are not “interested persons” of the Company as such term is defined under Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”).
The Independent Directors will be entitled to applicable retainer fees pursuant to the Company’s director compensation arrangement. The Independent Directors each have entered into an indemnification agreement with the Company.
The Independent Directors (i) were not appointed to the Company’s board of directors pursuant to any arrangement or understanding with any other person; (ii) have not engaged, since the beginning of the Company’s last fiscal year, nor propose to engage, in any transaction (for which the amount exceeds $120,000) in which the Company was or is a participant; and (iii) have not entered into, nor expect to enter into, any material plan, contract, arrangement, grant or award in connection with their appointment to the Company’s board of directors.

Also on October 24, 2024, the board of directors of the Company appointed James Roche as a Class 2 director of the Company. Mr. Roche is an “interested person” of the Company as such term is defined under Section 2(a)(19) of the 1940 Act. Mr. Roche has entered into an indemnification agreement with the Company.
Mr. Roche (i) was not appointed to the Company’s board of directors pursuant to any arrangement or understanding with any other person; (ii) has not engaged, since the beginning of the Company’s last fiscal year, nor proposes to engage, in any transaction (for which the amount exceeds $120,000) in which the Company was or is a participant; and (iii) has not entered into, nor expects to enter into, any material plan, contract, arrangement, grant or award in connection with his appointment to the Company’s board of directors.
Articles of Amendment and Restatement
On October 24, 2024, the board of directors of the Company approved the Articles of Amendment and Restatement. The Articles of Amendment and Restatement amended the Company’s Articles of Incorporation to include, among other things: (1) an increase in the amount of authorized shares from $100,000,000 to $200,000,000; (2) an increase in the number of directors from one to five; (3) liability limitation and indemnification; and (4) transfer restrictions. On October 29, 2024, the Company filed the Articles of Amendment and Restatement with State Department of Assessments and Taxation of Maryland, and the Articles of Amendment and Restatement became effective immediately upon filing.
Investment Management Agreement
On November 8, 2024, the Company entered into the Investment Management Agreement with the Adviser. Pursuant to the Investment Management Agreement, the Adviser will be responsible for sourcing, reviewing and structuring investment opportunities for the Company, underwriting and performing due diligence on the Company’s investments and monitoring its investment portfolio on an ongoing basis. Pursuant to the Investment Management Agreement, the Company will pay the Adviser a fee for its investment advisory and management services consisting of two components – Management Fee and an Incentive Fee. For a description of the Management Fee and Incentive Fee, see “Note 3. Agreements and Related Party Transactions – Investment Management Agreement.”
Administration Agreement
On November 8, 2024, the Company entered into the Administration Agreement with the Administrator, pursuant to which the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. For more information on the Administration Agreement, see “Note 3. Agreements and Related Party Transactions – Administration Agreement.”
License Agreement
On November 8, 2024, the Company entered into a license agreement with Willow Tree under which Willow Tree has agreed to grant the Company a non-exclusive royalty-free license to use the name “Willow Tree” and the Willow Tree logo. For more information on the License Agreement, see “Note 3. Agreements and Related Party Transactions – License Agreement.”
Formation Transaction
Prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”), under which the Onshore Fund would merge with and into the Company, with the Company surviving the merger (the “Onshore Merger”). Prior to the completion of the Onshore Merger, the Adviser served as investment adviser to the Onshore Fund. Under the Onshore Merger Agreement, the members of the Onshore Fund would receive approximately 0.99 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result of the Onshore Merger, the Company issued 6,939,661 shares of Common Stock, and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets (collectively, the “Onshore Assets”), which assets had an aggregate net asset value of $108,911,032.
Contemporaneously with entering the Onshore Merger Agreement, and prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital

Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”), under which the Offshore Fund would merge with and into the Company, with the Company surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Prior to the completion of the Offshore Merger, the Adviser served as investment adviser to the Offshore Fund. Under the Offshore Merger Agreement, the members of the Offshore Fund would receive one (1) share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result of the Offshore Merger, the Company issued 4,803,384 shares of Common Stock, and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets (collectively, the “Offshore Assets”), which assets had an aggregate net asset value of $75,384,313.
Following the completion of the Mergers, the Company’s total assets were approximately $388,992,763 consisting of 99 loans to 33 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets.
Credit Facility
On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a $300 million revolving credit facility with Ally Bank, as administrative agent (the “A&R Credit Facility”). The A&R Credit Facility combines, amends and restates the Prior Onshore Credit Facility and the Prior Offshore Credit Facility each as defined and described below.
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly-owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Offshore Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Offshore Borrower was a wholly-owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Offshore Borrower was the borrower under a $100 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”). The A&R Credit Facility combines, amends and restates the Prior Onshore Credit Facility and the Prior Offshore Credit Facility, and increases the total commitments thereunder to $300 million.
The A&R Credit Facility matures on November 8, 2029 and bears interest at Daily Simple SOFR, one-month Term SOFR or three-month Term SOFR, at the option of the Borrower.
The A&R Credit Facility is secured by all of the assets held by the Borrower. Under the A&R Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Company acts as the collateral manager and as the transferor under the A&R Credit Facility and the related transaction documents, and, in connection therewith, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The A&R Credit Facility includes usual and customary events of default for credit facilities of this nature.
Borrowings under the A&R Credit Facility are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended.
Subscription Line
On November 8, 2024 the Company entered into a $90,000,000 revolving credit facility with City National Bank, as administrative agent (the "Subscription Facility"). The Subscription Facility is a replacement of each of the Prior Onshore Subscription Facility (as defined below) and the Prior Offshore Subscription Facility (as defined below).
Prior to the consummation of the transactions under the Merger Agreements, and prior to the effectiveness of the Subscription Facility, (a) the Onshore Fund was the borrower under a revolving credit facility with City National Bank as administrative agent (the "Prior Onshore Subscription Facility") and (b) the Offshore Fund was a borrower under a revolving credit facility with City National Bank as administrative agent (the "Prior Offshore Subscription Facility" and, collectively with the Prior Onshore Subscription Facility, the "Prior Subscription Facilities"). In connection with the Mergers and the consummation of the transactions under the Merger Agreements, each of the Prior Subscription Facilities are being terminated.
The Subscription Facility matures on November 7, 2025 and bears interest based on one-month Term SOFR, three-month Term SOFR, the Prime Rate or Daily Simple SOFR, at the Company's option, plus the applicable margin.

The Subscription facility is secured by (a) the Company's rights to make capital calls of the capital commitments of each of its investors and all other rights, title, interests, powers and privileges related to, appurtenant to or arising out of the Company's rights to require or demand that such investors make capital contributions to the Company, (b) the Company's rights, titles, interest and privileges in and to the capital commitments, uncalled capital commitments, pending capital calls and capital contributions made by its investors, (c) all of the Company's rights, titles, interests, remedies and privileges under the applicable organizational documents, subscription agreements and side letters (including those in accordance with each of the Onshore Fund's and the Offshore Fund's operating agreements) to make, issue notices with respect to, and enforce capital calls and to receive and enforce the funding of capital contributions; (d) the Company's rights, titles, interests, remedies and privileges under its organizational documents and subscription agreements to issue and enforce capital calls, to receive and enforce capital contributions and relating to issuing, enforcing or receiving capital calls, capital commitments or capital contributions, (e) the Company's deposit accounts at City National Bank (or any substitute account, wherever located) into which capital call proceeds are paid, together with the Company's rights, titles and interests in and to each such account, all sums or other property now or at any time on deposit therein, credited thereto or payable thereof, and all instruments, documents, certificates and other writings evidencing each such account, and (f) all proceeds of the foregoing.
The Subscription Facility includes customary representations and warranties, and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities and includes usual and customary events of default for credit facilities of this nature.
Participation Agreements
On September 16, 2024, the Onshore Fund entered into a LSTA Par/Near Par Trade Confirmation in its capacity as the seller with Macquarie Bank Limited (“Macquarie”) as the buyer (the “Initial Participation”), and a related Participation Agreement for Par/Near Par Trades (the “Participation Agreement”) pursuant to which the Onshore Fund sold to Macquarie a participation in connection with a term loan held by the Onshore Fund under a credit agreement dated as of November 25, 2020 with, inter alia, Higginbotham Insurance Agency, Inc. (the “Higginbotham Loan”). On the same date, Macquarie, as the seller, and the Onshore Fund, as the buyer, entered into a LSTA Par/Near Par Trade Confirmation (the “Assignment Confirmation”) pursuant to which Macquarie agreed to sell to the Onshore Fund by a specified time period provided therein via an assignment all rights in the Higginbotham Loan which Macquarie had purchased a participation in under the Initial Participation. On November 8, 2024, immediately prior to giving effect to the Merger contemplated by the Merger Agreements, the Onshore Fund, the Company and Macquarie entered into that certain Assumption of Participation Agreement & Trade Confirmation pursuant to which the Company acknowledged that, upon the effectiveness of the transactions contemplated by the Merger Agreements, the Company would become the “seller” under the Participation Agreement and assume all obligations and liabilities of the Onshore Fund under the Participation Agreement, and shall become the buyer under the Assignment Confirmation and assume all obligations and liabilities of the Onshore Fund under the Assignment Confirmation. In connection therewith, the Onshore Fund agreed, on or immediately prior to the effectiveness of the Merger Transactions, to pay to Macquarie the fee accrued pursuant to the Assignment Confirmation.
On August 2, 2024, Willow Tree Capital Offshore Blocker, LLC (the “Offshore Blocker”) entered into a LSTA Par/Near Par Trade Confirmation in its capacity as the seller with Macquarie as the buyer (the “Initial Blocker Participation”), and a related Participation Agreement for Par/Near Par Trades (the “Blocker Participation Agreement”) pursuant to which the Offshore Blocker sold to Macquarie a participation in connection with a term loan held by the Offshore Blocker under a credit agreement dated as of October 23, 2020 with, inter alia, RPX Corporation (the “RPX Loan”). On the same date, Macquarie, as the seller, and the Offshore Blocker, as the buyer, entered into a LSTA Par/Near Par Trade Confirmation (the “Blocker Assignment Confirmation”) pursuant to which Macquarie agreed to sell to the Offshore Blocker by a specified time period provided therein via an assignment all rights in the RPX Loan which Macquarie had purchased a participation in under the Initial Blocker Participation. On August 2, 2024, the Offshore Fund entered into a Guaranty in favor of Macquarie pursuant to which the Offshore Fund guaranteed the payment and performance of the Offshore Blocker’s obligation to purchase the RPX Loan in accordance with the Blocker Assignment Confirmation (the “RPX Guaranty”).
On September 30, 2024, the Offshore Blocker entered into a LSTA Par/Near Par Trade Confirmation in its capacity as the seller with Macquarie as the buyer (the “Second Blocker Participation”), and a related Participation Agreement for Par/Near Par Trades (the “Second Blocker Participation Agreement”) pursuant to which the Offshore Blocker sold to Macquarie a participation in connection with a term loan held by the Offshore Blocker under a credit agreement dated as of September 30, 2024 with, inter alia, ESCP DTFS Inc. (the “ESCP Loan”). On the same date, Macquarie, as the seller, and the Offshore Blocker, as the buyer, entered into a LSTA Par/Near Par Trade Confirmation (the “Second Blocker Assignment Confirmation”) pursuant to which Macquarie agreed to sell to the Offshore Blocker by a specified time period provided therein via an assignment all rights in the ESCP Loan which Macquarie had purchased a participation in under the Second Blocker Participation. On September 30 2024, the Offshore Fund entered into a Guaranty in favor of Macquarie pursuant to which the Offshore Fund guaranteed the payment and performance of the Offshore Blocker’s obligation to purchase the ESCP Loan in accordance with the Second Blocker Assignment Confirmation (the “ESCP Guaranty” and, together with the RPX Guaranty, the “Offshore Blocker Guarantees”).
On November 8, 2024, immediately prior to giving effect to the Merger contemplated by the Merger Agreements, the Offshore Fund, the Company and Macquarie entered into that certain Assumption of Guaranty pursuant to which the Company acknowledged that, upon the effectiveness of the transactions contemplated by the Merger Agreements, the Company would become the guarantor under each of the Offshore Blocker Guarantees and would assume all obligations and liabilities of the Offshore Fund under each of the Offshore Blocker Guarantees.
BDC Election
On November 8, 2024, immediately following the Mergers, the Company filed Form N-54A, notification of election to be subject to sections 55 through 65 of the Investment Company Act of 1940 filed pursuant to section 54(a) of the Act (“Form N-54A”). Upon filing Form N-54A, the Company became a business development company, subject to regulation under the 1940 Act.

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
Overview
We are a Maryland corporation is an externally managed, non-diversified, closed-end management investment company, and we have elected to be regulated as a BDC under the 1940 Act. In addition, we intend to elect to be treated as a RIC for U.S. federal income tax purposes and to qualify annually thereafter as a RIC under the Code.
We are externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”), a Delaware limited liability company. The Adviser is an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940 (the “Advisers Act”). Willow Tree Credit Partners LP (“Willow Tree”) serves as our administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator will provides administrative services necessary for us to operate.
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
Portfolio and Investment Activity
As of September 30, 2024, the Company had not commenced operations. Prior to November 8, 2024, the Company’s efforts were limited to organizational activities. On November 8, 2024, and immediately prior to the Company electing to be regulated as a BDC (the "BDC Election"), each of Willow Tree Capital Fund, LLC and Willow Tree Capital Offshore Fund, LLC merged with and into the Company (the "Merger"). After the Merger, the Company made the BDC Election, and commenced operations. See Note 6 - Subsequent Events.
Results of Operations
As of September 30, 2024, we have not commenced any investment activities. Therefore, no results of operations are reported.
Revenues
We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on investment securities that we may acquire in portfolio companies. Our debt investments typically have a term of five to six years with an average duration of three to four years. Interest on our debt securities is generally payable quarterly. Payments of principal on our debt investments may be amortized over the stated term of the investment, or due entirely at maturity. In some cases, our debt investments may pay interest in-kind, or PIK interest. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive will be directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the total dollar amount of interest and any dividend income that we earn will increase as the size of our investment portfolio increases.
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
Expenses
We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Adviser, pursuant to the terms of the Investment Management Agreement, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of Willow Tree, pursuant to the terms of the Administration Agreement. All investment professionals of the Adviser and its staff, when and to the extent engaged in providing investment advisory and management services under the Investment Management Agreement, and the compensation and routine compensation-related overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser and not by us. We bear all other costs and expenses of our operations and transactions, including those listed in the Investment Management Agreement.
We reimburse the Administrator in an amount equal to our allocable portion of the Administrator overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, the Administrator will be paid an additional amount based on the services provided, which shall not exceed the amount that we receive from such portfolio companies for providing this assistance.
From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We will reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. All of the foregoing expenses will ultimately be borne by our shareholders.
Other than as set forth above, we bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:
•all direct and indirect costs and expenses incurred by the Adviser for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services under the Investment Management Agreement by the Adviser, including the costs and expenses of due diligence of potential investments, monitoring performance of our investments and disposing of investments, serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of its investments and disposing of investments (including, without limitation, the fees and expenses of outside counsel, accountants, consultants, experts and other third party, valuation, pricing and monitoring services, research expenses (including market data, research analytics and news feeds), rating expenses, origination fees, loan servicing, loan administration, due diligence expenses, investment banking and finders’ fees, appraisal fees, clearing and settlement charges, brokerage fees, custodial fees, stamp and transfer taxes, hedging costs, travel expenses, broken deal expenses, and expenses associated with developing, licensing, implementing, maintaining or upgrading web portal, website, extranet tools, computer software (including accounting, investor tracking, investor reporting, ledger systems, financial management and cybersecurity) or other administrative or reporting tools (including subscription-based services) for our benefit;
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
Upon making the BDC Election, the Company incurred $1,788,822 of organizational expenses, $420,593 of offering expenses, and $700,907 of general and administrative expenses that were previously subject to contingencies under the terms of the expense agreement. See "Note 6. Subsequent Events." and “Note 4. Commitments and Contingencies” in the Notes to the Financial Statements.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary uses of cash are investments in portfolio companies, payments of our expenses, payment of cash distributions to our shareholders and repurchases of our shares of common stock under a share repurchase program.
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

Investment Valuation
Section 2(a)(41) of the 1940 Act requires us to value our assets as follows: (i) the third party price for securities for which a quotation is readily available; and (ii) for all other securities and assets, fair value, as determined in good faith by the Board. A market quotation is only “readily available” to the extent that the security can be valued with Level 1 Inputs (as defined below). As a result, the Board must determine the fair value of all securities valued with Level 2 Inputs or Level 3 Inputs (each as defined below). Since most of the securities that we hold will not have readily available market quotations, we expect that the Board will be required to determine the “fair value” of the respective Company’s securities, with input from the Adviser, third-party independent valuation firms and the respective audit committee of the Board as of the end of each quarter.
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
Contractual Obligations
We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and conducting diligence on our investments and monitoring our investment portfolio on an ongoing basis.

For these services, we will pay (i) a management fee calculated as a percentage of net assets and (ii) an incentive fee based on our performance.
We also have entered into the Administration Agreement with Willow Tree. Under the Administration Agreement, our Adviser will be responsible for furnishing us with office facilities and equipment and will provide us with clerical, bookkeeping, record-keeping and other administrative services at such facilities.
As of September 30, 2024, we had not commenced operations and did not have any significant contractual payment obligations. On November 8, 2024, and immediately prior to the Company electing to be regulated as a BDC (the "BDC Election"), each of Willow Tree Capital Fund, LLC and Willow Tree Capital Offshore Fund, LLC merged with and into the Company (the "Merger"). After the Merger, the Company made the BDC Election, and commenced operations. See Note 6. Subsequent Events. - BDC Election
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have and do not expect to have any off-balance sheet financings or liabilities.
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
As of September 30, 2024, there have been no material changes from the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on March 29, 2024, as amended on May 24, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended September 30, 2024, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits filed with the SEC:

Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of November 8, 2024, by and between and Willow Tree Capital Corporation and Willow Tree Capital Fund, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed November 8, 2024)

2.2
Agreement and Plan of Merger, dated as of November 8, 2024, by and between and Willow Tree Capital Corporation and Willow Tree Capital Offshore Fund, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed November 8, 2024)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed October 30, 2024)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
10.1
Investment Management Agreement between, dated as of November 8, 2024, between Willow Tree Capital Corporation and Willow Tree Capital Corp Advisors LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 8, 2024)

10.2
Administration Agreement, dated as of November 8, 2024, Willow Tree Capital Corporation and Willow Tree Credit Partners LP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed November 8, 2024)

10.3
License Agreement, dated as of November 8, 2024, by and between Willow Tree Capital Corporation and Willow Tree Credit Partners LP (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed November 8, 2024)

10.4
Amended and Restated Loan, Security and Collateral Management Agreement, dated as of November 8, 2024, by and between Willow Tree Capital Corporation, as collateral manager and transferor, WT Capital Fund – SPV1, LLC, as borrower, each of the lenders from time to time party thereto, Ally Bank, as administrative agent and arranger, and State Street Bank and Trust Company, as collateral custodian (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed November 8, 2024)

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
10.6
Revolving Credit and Security Agreement, dated as of November 8, 2024, by and between Willow Tree Capital Corporation, as the primary borrower and City National Bank as the administrative agent and a Lender (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed November 8, 2024)

10.7
Assumption of Guaranty by and among Willow Tree Capital Offshore Fund, LLC, Willow Tree Capital Corporation and Macquarie Bank Limited (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed November 8, 2024)

10.8
Assumption of Participation Agreement and Trade Confirmation by and among Willow Tree Capital Fund, LLC, Willow Tree Capital Corporation and Macquarie Bank Limited (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed November 8, 2024)

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

Willow Tree Capital Corporation

Date: November 12, 2024	By:	/s/ Timothy Lower
	Name:	Timothy Lower
	Title:	Chief Executive Officer and President

Date: November 12, 2024	By:	/s/ Mark Klingensmith
	Name:	Mark Klingensmith
	Title:	Chief Financial Officer and Treasurer