Form 10-K
period 2024-12-31
Willow Tree Capital Corp
filed 2025-03-31
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________ to ________
Commission file number 814-01698
_______________________________
Willow Tree Capital Corporation
(Exact Name of Registrant as Specified in Its Charter)
_______________________________

Maryland	93-2706372
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 29th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 218-1090
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Shares of Common Stock, par value $0.001 per share
(Title of Class)
_______________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2024 has not been provided because there is no established market for the registrant's shares of common stock. As of March 31, 2025, the registrant had 18,030,278 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

Willow Tree Capital Corporation
FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2024

FORWARD LOOKING STATEMENTS
This report contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A under “Risk Factors” in this Annual Report on Form 10-K (this “Annual Report”), as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position.
•Our future operating results;
•Our business prospects and prospects of our portfolio companies;
•The ability of our portfolio companies to achieve their objectives;
•Changes in political, economic, or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•Volatility of leveraged loan markets;
•The adequacy of our financing sources and working capital;
•Risk of borrower default;
•Interest rate volatility could adversely affect our results, particularly because we intend to use leverage as part of our investment strategy;
•Actual and potential conflicts of interest with Willow Tree Capital Corp Advisors LLC (the "Adviser") and its affiliates;
•Our ability to make distributions;
•Changes to the fair value of our investments;
•Geo-political conditions, including revolution, insurgency or war including those arising out of the ongoing war between Russia and Ukraine, the conflict in the Middle East, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•The impact of increased competition among other entities and our affiliates for investment opportunities;
•competition with other entities and our affiliates for investment opportunities;
•the ability of our Adviser to attract and retain highly talented professionals
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;

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
Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

PART I.
Unless indicated otherwise in this Annual Report or the context so requires, references to “Company,” “we,” “us,” and “our” mean Willow Tree Capital Corporation. The terms “Adviser”, and our “investment adviser” refer to Willow Tree Capital Corp Advisors LLC, our external investment adviser. The terms “Administrator”, "Willow Tree" and our “administrator” refer to Willow Tree Credit Partners LP, our administrator.
ITEM 1. BUSINESS
The Company — Willow Tree Capital Corporation
We were formed on June 29, 2022 as a Maryland corporation. We seek attractive risk-adjusted returns (a measure of the excess return per unit of risk in an investment strategy) by investing primarily in floating rate middle market senior secured loans. We define “middle market” as companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA” ranging from approximately $5 million to $75 million. These loans are typically secured with a priority lien on assets. Our investment objectives are to maximize the total return to our shareholders in the form of current income and capital appreciation. To achieve our investment objective, we will leverage the Adviser's investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. We expect to generate returns primarily from interest income and fees from senior secured loans, with some capital appreciation through nominal junior capital co-investments.
We are externally managed by our Adviser, a Delaware limited liability company. The Adviser is an investment adviser that is registered with the U.S. Securities and Exchange Commission ("SEC") under the Investment Advisers Act of 1940 (the “Advisers Act”). Willow Tree Credit Partners LP ("Willow Tree") serves as our administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator provides all administrative services necessary for us to operate.
We are a Maryland corporation that intends to be an externally managed, non-diversified, closed-end management investment company, and we elected to be regulated as a BDC under the 1940 Act (the "BDC Election") on November 8, 2024. In addition, we intend to elect to be treated as a RIC for U.S. federal income tax purposes and to qualify annually thereafter as a RIC under the Code.
Subject to the overall supervision of our Board of Directors (our "Board"), the Adviser will manage our day-to-day operations and will provide us with investment advisory services pursuant to the Investment Management Agreement.
The Adviser
Willow Tree Capital Corp Advisors LLC, serves as our external investment adviser. The Adviser is a Delaware limited liability company and is an indirect majority owned subsidiary of Willow Tree. The Adviser acts as our investment adviser pursuant to an investment management agreement with us (the “Investment Management Agreement”), and is a registered investment adviser with the SEC under the Advisers Act. Subject to the overall supervision of our Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Willow Tree, pursuant to which Willow Tree will make available to the Adviser certain of its employees, facilities, premises and systems to conduct its business. The Adviser is located at 450 Park Avenue, 29th Floor, New York, NY 10022. The Adviser is an indirect majority owned subsidiary of Willow Tree.
The Adviser and its affiliates may provide management or investment services to others whose objectives overlap with ours. The Adviser may face conflicts in the allocation of investment opportunities to us and others. To address these conflicts, the Adviser has put in place an investment allocation policy that seeks to ensure fair and equitable allocation of investment opportunities over time. See “Item 1A. Risk Factors — Risks Related to the Adviser and its Affiliates — The Adviser or its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.”
Administrator
Willow Tree Credit Partners LP serves as our Administrator. The principal executive office of the Administrator is located at 450 Park Avenue, 29th Floor, New York, NY 10022. The Administrator provides the administrative services necessary for us to operate pursuant to an administration agreement between us and the Administrator (the “Administration Agreement”). See “Item 1. Business—Administration Agreement” below for a discussion of the fees and expenses we are required to reimburse to the Administrator.
The Administrator, on behalf of us and at our expense, may retain one or more service providers that may or may not also be affiliates of Willow Tree to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for us. Any fees we pay, or indemnification obligations we undertake, in respect of the administrator and those other service providers that are Willow Tree affiliates, will be set at arm’s length and approved by our Board. The Administrator entered into a sub-administration agreement with State Street Bank and Trust Company ("State Street") pursuant to which State Street will receive compensation for its services.
The Investment Team and Willow Tree
We were formed by Willow Tree with the investment objective of maximizing the total return to our shareholders in the form of current income and capital appreciation. We believe that the secondary markets in liquid credit, where debt instruments are freely traded and have a readily available market price, and illiquid credit, where loans are not publicly traded and do not have a readily available market price, may afford substantial opportunity to purchase loans at discounts to par. Discounts to par represent the excess of a debt instrument's stated redemption price at maturity over its issue price, generally characterized and paid out as upfront fees and/or original issue discounts. In addition, we believe there may be attractive opportunities in the primary market, where investments are purchased and participated in at issuance, to provide capital at what we believe to be attractive risk-adjusted returns, with limited competition based on the number of direct lending peers, to borrowers who may have more limited financing alternatives due to macroeconomic pressures.
Willow Tree and its affiliates, led by industry veterans Timothy Lower and James Roche, as of December 31, 2024 manages in excess of $5 billion across multiple funds, discretionary and non-discretionary accounts, subscriptions and leveraged loan investment strategies, along with available leverage. Having worked together previously at the merchant banking business unit of Royal Bank of Canada and invested alongside each other at legacy institutions Ares Management and Blackstone/GSO, Mr. Lower and Mr. Roche share a common view on the execution of our investment strategy in the current market environment. We believe their backgrounds are particularly well suited for investing during periods of market dislocation, or significant volatility in the financial markets, where companies are navigating the impact of macroeconomic pressures. Their experience includes the execution of large portfolio purchases and the management of large pools of leveraged loans during and after the Great Financial Crisis of 2007-2008 (“GFC”). They are supported by a seasoned team of investment professionals with many years of private credit investing experience, many of whom have been with Willow Tree since shortly after its inception.
The Adviser’s diligence process and deployment strategy will be further supported by operating advisors to Willow Tree who provide a local market presence throughout the country and expertise across industry sectors, including technology, business services, industrials and manufacturing, healthcare and consumer products and services (the “Operating Advisors”). Our Operating Advisors are a network of former C-suite executives, business founders, principals of private investment firms (including private equity funds), former investment bankers, industry sector thought leaders and similar individuals with whom we have developed close working relationships. Having invested for decades with both middle market and liquid credit market participants, Willow Tree senior management believes that it can leverage relationships for advantaged deployment opportunities, where relationships forged over decades with sponsors and borrowers may afford us a potential first look at new deployment opportunities providing a potential advantage over peers. In addition, Willow Tree generally does not have restrictions on the minimum size of its investment, and has few advisor conflicts or competing internal mandates that larger players in the market experience, which we believe leaves Willow Tree poised to execute on its niche strategy.
All investment decisions will require the unanimous consent of the members of the Investment Committee comprised of Timothy Lower, James Roche and Alex Dashiell. The Investment Committee may be advised by certain senior investment professionals of Willow Tree from time to time. The Investment Committee draws upon the experience of Willow Tree's investment team and Operating Advisors to source and evaluate investments. The current members of the Investment Committee have over 80 years of combined investment experience across credit asset classes, in companies both large and small, and through all phases of credit cycles.
Our administrative and executive offices are located at 450 Park Avenue, 29th Floor, New York, NY 10022.

Formation Transactions
Prior to us making the BDC Election, on November 8, 2024, we entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”). Under this agreement, the Onshore Fund would merge with and into us, with us surviving the merger (the “Onshore Merger”). Before the completion of the Onshore Merger, the Adviser served as the investment adviser to the Onshore Fund. According to the Onshore Merger Agreement, the members of the Onshore Fund would receive approximately 0.99 shares of our common stock, par value $0.01 per share (the “Common Stock”), for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, we issued 6,939,661 shares of Common Stock and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Onshore Assets”), which had an aggregate net asset value of $108.9 million.
Contemporaneously with entering the Onshore Merger Agreement, and prior to us making the BDC Election, on November 8, 2024, we entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”). Under this agreement, the Offshore Fund would merge with and into us, with us surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Before the completion of the Offshore Merger, the Adviser served as the investment adviser to the Offshore Fund. According to the Offshore Merger Agreement, the members of the Offshore Fund would receive one (1) share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, we issued 4,803,384 shares of Common Stock and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Offshore Assets”), which had an aggregate net asset value of $75.4 million.
Immediately following the completion of the Mergers, our total assets were approximately $389 million, consisting of 99 loans to 33 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets.
Competition
We operate in a highly competitive market for investment opportunities. We compete for investments with various other investors, such as other public and private funds, other BDCs, commercial and investment banks, commercial finance companies and to the extent they provide an alternative form of financing, private equity funds, some of which may be our affiliates. Other entities on the Willow Tree platform (the "Willow Tree Funds") may have investment objectives that overlap with ours, which may create competition for investment opportunities. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that will not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code impose on us. The competitive pressures could impair our business, financial condition, and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities.
Our Business Strategy
Investment Objective
Overview
Our investment strategy will be to leverage the differentiated strengths of the Willow Tree platform to source, originate, purchase, and manage illiquid and liquid leveraged loans and provide capital solutions to borrowers in need of liquidity and strategic deleveraging capital. Specifically, we may offer deleveraging capital solutions geared towards reducing borrowers’ cash outlay to meet debt service obligations and to enhance free cash flow generation that can be reinvested into the business.
We believe the Adviser possesses the following strengths that distinguishes it from other market participants. Highlights of our investment strategy are as follows:

•Cycle-Tested, Experienced Team. The Adviser team is led by Mr. Lower and Mr. Roche, who reunited at Willow Tree in 2017 after successful careers building two large direct lending businesses at Ares Management and Blackstone/GSO, respectively. Mr. Lower and Mr. Roche together have more than 50 years of investment experience across credit asset classes, in companies both large and small, and through all phases of credit cycles. Throughout their respective careers, Mr. Lower and Mr. Roche have managed very large pools of leveraged loans before, during and after the GFC.
•Distinctive Origination Capabilities. The Adviser expects to originate investment opportunities through the existing relationships of the Willow Tree investment team and the local market presence provided by Willow Tree’s network of Operating Advisors, who are not compensated by us, but with whom we have developed close working relationships.

Financial Sponsors
Banks, Intermediaries & Co-lenders
Operating Advisors
Attractive Investment Opportunities in:
Sponsored
Non-Sponsored
Specialty Lending

•Avenues of Deployment in Dislocated Liquid Credit Market. Willow Tree believes that it has built relationships with market makers and advisors forged over decades of participating in the private debt markets and the broadly syndicated leveraged loan space. Willow Tree has cultivated strong relationships with the C-suites of many collateralized loan obligation ("CLO") managers who may provide sourcing opportunities for CCC names, single-B names facing downgrades, and even potential portfolio purchases. Further, Willow Tree believes that it has knowledge and access to CLO managers, their respective portfolios and underlying borrowers, thereby favorably positioning Willow Tree to bid for quality, well-diligenced assets at discounts.
•Established Relationship Network of Private Credit Managers. Prior to Willow Tree, the Adviser's senior management was involved in the founding and/or growth of two of the largest private credit platforms in the world. As leaders in the growth of the private credit asset class, Mr. Lower and Mr. Roche believe that they have developed longstanding relationships with the C-suites of asset management firms. These relationships may provide advanced looks and advantageous purchase opportunities of loans or portfolios of loans as managers look to rebalance or deleverage funds.
•Operating Advisors Support Diligence and Bespoke Local Market Origination. Willow Tree’s network of Operating Advisors provides the platform with a local market presence throughout the country. As of December 2024, the platform includes Operating Advisors based across the U.S., including Atlanta, Charleston, Charlotte, Chicago, Dallas, Detroit, Los Angeles, New Orleans, and New York. Willow Tree believes that this will enable it to build and maintain relationships with underserved financial sponsors outside the major metropolitan markets, as well as to generate what we believe to be attractive, proprietary non-sponsored investment opportunities through the fragmented and hard-to-reach universe of regional business owners, executives and intermediaries.
Portfolio Construction Considerations. In constructing a portfolio to generate what we believe to be attractive risk-adjusted returns, the Adviser will adhere to the following principles:
•Illiquid Credit. The Adviser will focus on directly originated floating rate middle market senior secured loans.

•Liquid Credit. The Adviser may, from time to time, consider opportunities in the liquid credit market to purchase broadly syndicated loans (“BSL”) when such loans are sold at discounts, which could be a result of, among other things, overall economic disruption, ratings downgrades and potential forced selling behavior within the CLO market.
•Senior Secured Loan Focus. Our focus will be to invest in senior secured, floating rate middle market loans, which are loans that are secured by a pledge of collateral with a priority lien on assets upon repayment. On a selective basis, we will also potentially make junior capital investments, which are unsecured and take a subordinated position in the capital structure, in situations where the Adviser possesses a high degree of conviction, based on industry knowledge or other factors, in the attractiveness of the investment opportunity.
•Floating Rate Assets. We will make investments in securities primarily with floating rate structures to insulate investors from the risk of rising interest rates.
•Judicious Use of Company Leverage to Enhance Returns. We will utilize modest leverage to enhance the return potential to investors but plan to target a debt-to-total equity ratio of less than 1.25:1.00.
•Emphasis on Capital Preservation. We will seek to invest in middle market businesses with proven, experienced management teams and with low or manageable exposure to cyclical end markets. Downside protection may come in a variety of forms, including targeting investments where there is marketable property, plant or equipment, available working capital, or separable, non-strategic divisions or hard assets that can be monetized.
•Disciplined Investment Processes. The Adviser anticipates maximizing risk-adjusted returns through disciplined investment underwriting, rigorous surveillance and analysis of macroeconomic, market and industry factors, and active monitoring and management of portfolio investments. In order to seek to achieve our objectives of maximizing the total return to our shareholders in the form of current income and capital appreciation, our investment orientation will be defensive and patient. Structuring and monitoring will be focused on early detection of credit risks and immediate intervention to the extent such situations surface.
•Geographic Focus on U.S. Borrowers. We expect to invest primarily in companies located and primarily operating in the U.S. The Adviser intends to manage our geographic diversification within the U.S. and seeks to limit any concentrated exposure to individual regions, states or cities. We may occasionally make investments in non-U.S. companies in North America on favorable terms, accounting for risks associated with such investments.
Investment Process
The investment process spans the entire lifecycle of an investment, from initial screening through underwriting and execution to exit. The Adviser intends to leverage its differentiated platform to drive both sponsored and non-sponsored originations, and it will employ deep-dive, private equity-style due diligence by utilizing the substantial resources of the

Adviser and the Willow Tree investment team and its Operating Advisors. The Adviser also believes that active portfolio monitoring, including regular internal investment ratings updates, will position us to generate strong risk-adjusted returns.
Sourcing
We believe that the combined resources of Willow Tree—its experienced team, multi-channel origination model, specialized investment capabilities, industry expertise, merchant banking services, and access to proprietary investment opportunities—create a differentiated business model with unique capabilities to source and execute investments with attractive risk-adjusted return profiles.
Distinctive Origination Capabilities. The Adviser expects to originate investment opportunities through the existing relationships of the Willow Tree investment team and the local market presence provided by Willow Tree’s network of Operating Advisors.
•The Adviser’s direct origination activities will be led by Mr. Lower, Mr. Roche and Mr. Alex Dashiell, who are seasoned investors with broad networks in the middle market lending sector. Mr. Lower, our President and Chief Executive Officer, also serves as the Chief Executive Officer and Chief Investment Officer of the Adviser and Willow Tree, and Mr. Roche serves as the Chief Credit Officer of the Adviser and Willow Tree. Prior to joining Willow Tree, they each were instrumental in leading the origination efforts for the direct lending businesses of their respective predecessor institutions. As a founding member of the Ares private debt team, Mr. Lower was a significant contributor in driving the growth of that platform from $165 million of assets under management (“AUM”) at inception to $30.7 billion as of December 31, 2016. Mr. Roche was the head of private credit origination during the ramp up of a private BDC complex advised by Blackstone/GSO. During Mr. Roche’s tenure, this complex at Blackstone/GSO grew to become the world’s largest manager of BDCs with $17.2 billion in AUM as of December 31, 2016. Mr. Dashiell has served as Head of Origination at Willow Tree since 2020. Prior to joining Willow Tree, Mr. Dashiell served as a Managing Director in BlackRock’s Global Credit Group and Ares Management. Mr. Dashiell has been investing across the capital structure in private middle market businesses since 2007 and as a result has developed strong relationships with financial sponsors and market participants. Willow Tree believes that the origination capabilities and experience of its senior management team represent an important competitive advantage compared to other middle market direct lending businesses.

•Willow Tree’s network of Operating Advisors provides the platform with a local market presence throughout the country. As of December 2024, the platform includes Operating Advisors based across the U.S., including Atlanta, Charleston, Chicago, Charlotte, Dallas, Detroit Los Angeles, New Orleans, and New York. Willow Tree believes that this will enable it to build and maintain relationships with underserved financial sponsors outside the major metropolitan markets, as well as to generate attractive, proprietary non-sponsored investment opportunities through the fragmented and hard-to-reach universe of regional business owners, executives and intermediaries.
New Avenues of Deployment in Dislocated Liquid Credit Market. Willow Tree maintains relationships with market makers and advisors that have been forged over decades of participating in the private debt markets and the broadly syndicated leveraged loan space. Willow Tree has cultivated strong relationships with the C-suites of many CLO managers who may provide sourcing opportunities for CCC names, single-B names facing downgrades and even potential portfolio purchases.
Established Relationship Network of Private Credit Managers. The Adviser’s senior management have been involved in the founding and/or growth of two of the largest private credit platforms in the world. As leaders in the growth of the private credit asset class, Mr. Lower, Mr. Roche and Mr. Dashiell have developed longstanding relationships with the C-suites of asset management platforms. These relationships may provide advanced or advantaged purchase opportunities of loans or portfolios of loans as managers look to rebalance or deleverage funds.
Screening and Due Diligence
The Adviser’s due diligence process will focus on in-depth credit research intended (1) to evaluate investment opportunities consistent with the Adviser’s investment thesis and (2) to identify risks and opportunities that can inform transaction structuring. The Adviser’s investment professionals will conduct extensive analysis and due diligence to determine which investment opportunities exhibit strong risk-adjusted return profiles. The diligence process carried out by the Adviser’s investment professionals may include, but is not limited to, analysis of publicly available information, on‐site information gathering and analysis of company specific, sector specific and general market trends. The Adviser also will leverage its network of Operating Advisors for industry and market perspectives.
Initial Deal Screening. Inbound investment opportunities will be assigned a deal team (with respect to any investment opportunity, the “Deal Team”), which will be responsible for creating an initial screen of the investment opportunity to be reviewed by the Investment Committee. The Deal Team will review all of the preliminary information provided (e.g., Confidential Information Memorandum, Management Presentation, etc.), conduct desktop research and prepare a screening memorandum (the “Deal Screen”) which will include: (i) the nature of the investment that the Adviser is considering, (ii) how the opportunity was sourced, (iii) the anticipated timeline, (iv) how competitive the process is expected to be, (v) initial impressions about the merits and risks associated with the proposed transaction and (vi) an early assessment of the prospective portfolio company’s positioning within its served end markets. Once completed, Deal Screens will be submitted to the Investment Committee for review and discussed at the weekly pipeline meeting. Based on the information provided, the Investment Committee will decide whether to proceed further with the investment opportunity.
Due Diligence. If an investment opportunity passes through the initial Deal Screening process, the Deal Team will begin a more rigorous due diligence process and maintain a dialogue with the Investment Committee about its findings at the weekly pipeline meetings. The due diligence process will typically include a combination of: (i) attending a management meeting, (ii) reviewing the contents of an electronic dataroom, (iii) reviewing available third-party materials (including Quality of Earnings Report, Industry Study, Legal Report, etc.), (iv) conducting customer and supplier calls whenever possible, and (v) conducting calls with industry experts (through third-party services such as Gerson Lehrman Group or Alpha Insights) or Operating Advisors.
Key diligence topics that the Deal Team will research include:
•Structure (pricing, leverage, key terms, etc.).
•Investment rationale, key risks and the way those risks are expected to be mitigated.
•Nature of the business and its future prospects.
•Our Positioning relative to its closest competitors.

•Industry trends, especially whether there are significant headwinds.
•Regulatory or legal factors that pose a risk to the business or may serve as growth catalysts.
•Analysis of historical financial performance.
•Unique legal and tax factors.
•Forecasting potential outcomes, ranging from management’s growth case to a conservative downside case.
In addition, although the Adviser does not have any specific environmental, social and governance ("ESG") objectives for our investments, the Adviser may incorporate ESG factors obtained from third party service providers into its fundamental company analysis, believing that ESG issues have the potential to materially impact future business prospects or earnings power. The Deal team may use ESG inputs to help identify the potential effect on certain individual investments. While ESG factors may be considered as an input into the overall research process, these factors not expected to be the primary factor in the selection or exclusion of an issuer for investment.
During the diligence process, the Deal Team will prepare an early stage Investment Committee update covering preliminary due diligence findings to be reviewed by Investment Committee. The Deal Team and Investment Committee will then discuss updated views on the investment opportunity at the weekly pipeline meeting and the Investment Committee will determine whether or not to proceed with further diligence of the investment opportunity.
Final Due Diligence and Investment Committee Approval. If after preliminary due diligence findings, an investment opportunity is deemed to be attractive, the Deal Team will complete its due diligence and finalize an Investment Committee Memorandum (“IC Memo”). After the Investment Committee has reviewed the IC Memo, preliminary questions will be collated and sent to the Deal Team. Prior to the Investment Committee meeting, the Deal Team will conduct research to answer submitted questions.
Monitoring and Risk Management
The active monitoring of portfolio investments is an indispensable component of the Adviser’s overall strategy for achieving attractive risk-adjusted returns for us. The Deal Team for an investment will retain responsibility for tracking the performance of that investment and providing timely updates to the Adviser’s Investment Committee. The Adviser believes that actively monitoring an investment allows the team to identify problems early and work with companies to develop constructive solutions when necessary. Its portfolio monitoring protocols are based on the conviction that optimal outcomes for lenders cannot be achieved without maintaining a deep understanding of both company-specific issues and more general industry trends.
•Analysis of Portfolio Company Reporting. The receipt and analysis of the borrower’s financial reporting package will form the basis of the Adviser’s portfolio monitoring effort. The Adviser will typically receive detailed financial information either on a monthly or quarterly basis, and the Deal Team will track the performance of the borrower against its budget for the year as well as compared to its prior year’s performance. The Deal Team will also compare the borrower’s actual performance against both the borrower’s projections from the initial investment as well as the Adviser’s own underwriting forecast. This latter analysis will form the basis of the Adviser’s periodic internal investment rating discussions. When evaluating performance, the Adviser’s team emphasizes not only income statement measures such as revenue and EBITDA, but also free cash flow generation and credit statistics such as leverage, interest coverage ratio, and fixed charge coverage ratios.
•Management and/or Sponsor Dialogue. Another critical component of the Deal Team’s ongoing portfolio monitoring is frequent dialogue with management and (when applicable) the private equity sponsor. In some cases, this may take the form of a scheduled monthly or quarterly update call with a presentation, prepared remarks followed by a question and answer session. In most instances, however, the Adviser expects to have a more open dialogue with management and/or the private equity sponsor as a result of longstanding relationships with sponsors. The Adviser will typically seek to establish multiple points of contact within a borrower’s organization (e.g., CEO, CFO, and Controller) to more efficiently direct specific questions or data requests. The Adviser may also have in-person lender meetings, either on site at one of our facilities or elsewhere.

•Continuous Consultation with Experts. The Adviser will continue to seek outside expert opinions and industry insights throughout its investment hold period. In addition to the review of financial reporting and discussions with management, the active monitoring of investments will also include industry research by the Deal Team and periodic calls with outside experts to help corroborate information provided by management or the sponsor. As with the underwriting of new investments, the Adviser will be able to access a wide network of industry veterans through its own relationships and those of the Operating Advisor network.
•Internal Reporting. The Adviser’s portfolio monitoring process entails keeping the Investment Committee apprised of the borrower’s financial performance, including any significant deviations from the underwriting forecast at the time of the initial investment. On at least a quarterly basis, the Deal Team will prepare detailed memoranda and other relevant documents for the Investment Committee’s review that provide a clear picture of the financial health of the borrower and of our investment. These documents will summarize the information gathered by the Deal Team from financial reporting and other materials provided by the borrower, conversations with management and the controlling shareholders, and any feedback from third-party experts pertaining to recent developments in the industry and the overall state of the borrower’s market and competitive landscape.
Investment Ratings.
The portfolio monitoring process will include the establishment of internal risk ratings for each investment in the portfolio and reassessment of such ratings during the investment hold period. Memoranda prepared to update the Investment Committee and document the Deal Team’s ongoing portfolio monitoring efforts will also be utilized to determine whether changes to internal risk ratings are warranted. The following risk rating scale will be used:
•Investment Rating 1 is strong financial condition, trending positive.
•Investment Rating 2 is stable and performing.
•Investment Rating 3 is trending downward, but no expected principal loss.
•Investment Rating 4 is non-accrual, possible principal impairment.
All investments that carry a risk rating of 4 will be reviewed at least once per month with the Adviser’s Chief Credit Officer, who will be responsible for overseeing our restructuring processes. Activities relating to such investments will range from a heightened level of interfacing with management and all other capital constituents to hiring financial and legal advisers in furtherance of a balance sheet restructuring. When deemed necessary, the Adviser professionals may participate as members or leaders of ad hoc creditors’ committees and/or be called upon to testify in bankruptcy court on behalf of a certain class of creditors.
Exit
With respect to the investments in which the Adviser will hold an equity or quasi-equity position, the Adviser will attempt to identify an exit approach prior to making an investment and will proactively monitor exit possibilities throughout the investment cycle. Many factors may influence the Adviser’s decision to exit a portfolio company, including our potential for future growth and relevant market conditions. In certain circumstances, the Adviser will seek to monetize a portion of its equity investment with proceeds from a recapitalization, debt raise or divisional or asset sale. These partial realizations can serve to reduce the risk of an investment by decreasing our exposure while simultaneously preserving some of the upside return associated with a potential change of control sale or public equity offering.
Payment of the Company’s Expenses
All investment professionals of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine compensation-related overhead expenses of personnel allocable to these services to us, are provided and paid for by the Adviser and/or its affiliates, and not by us. We bear all other out-of-pocket costs and expenses of its operations and transactions, including, without limitation, those relating to:
•all direct and indirect costs and expenses incurred by the Adviser for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services under the

Investment Management Agreement by the Adviser, including the costs and expenses of due diligence of potential investments, monitoring performance of our investments, serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of its investments and disposing of investments;
•organizational and offering expenses;
•expenses incurred in valuing our assets and computing its net asset value (“NAV”) per share (including the cost and expenses of any independent valuation firm);
•expenses incurred by our Administrator or payable to third parties, including agents, consultants or other advisors, in monitoring financial, legal, regulatory, and compliance affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;
•interest payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings;
•expenses related to unsuccessful portfolio acquisition efforts;
•offerings of our shares of Common Stock and other securities (including underwriting, placement agent and similar fees and commissions);
•base management fees and incentive fees;
•third party investor hosting and similar platforms and service providers;
•administration fees;
•transfer agent and custody fees and expenses;
•federal and state registration fees;
•all costs of registration and listing our shares on any securities exchange;
•federal, state and local taxes;
•independent directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC or other regulators;
•costs of any reports, proxy statements or other notices to shareholders, including printing costs;
•the costs associated with individual or group shareholders;
•our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, third-party investor hosting and similar platforms and service providers, and outside legal costs; and
•all other expenses incurred by us, the Adviser, or Willow Tree in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

Distributions; Dividend Reinvestment Program
We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our shareholders, unless a shareholder elects to receive cash as provided below. As a result of adopting such a plan, if our Board authorizes, and we declare, a cash dividend or distribution, our shareholders who have not opted out of our dividend reinvestment plan will have their cash dividends or distributions automatically reinvested in additional shares of our Common Stock, rather than receiving cash. No action will be required on the part of a registered shareholder to have his or her cash dividends and distributions reinvested in shares of our Common Stock. A registered shareholder could instead elect to receive a dividend or distribution in cash by notifying the Adviser in writing, so that such notice is received by the Adviser no later than 10 days prior to the record date for distributions to the shareholders. The Adviser will set up an account for shares of our Common Stock acquired through the plan for each shareholder who does not elect to receive dividends and distributions in cash and hold such shares of Common Stock in non-certificated form. Those shareholders whose shares of Common Stock are held by a broker or other financial intermediary could receive dividends and distributions in cash by notifying their broker or other financial intermediary of their election. There will be no brokerage charges or other charges to shareholders who participate in the plan.
The number of shares of our Common Stock to be issued to a shareholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share, as of the last day of our calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued shares of Common Stock to implement the plan.
The plan will be terminable by us upon notice in writing mailed to each shareholder of record at least 30 days prior to any record date for the payment of any distribution by us.
Management Agreements
We are externally managed by the Adviser, which is an investment adviser that is registered with the SEC under the Advisers Act and is an indirect majority owned subsidiary of Willow Tree. Willow Tree serves as our administrator and provides all administrative services necessary for us to operate.
Investment Management Agreement
General
The description below of the Investment Management Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Management Agreement.
Under the terms of the Investment Management Agreement, the Adviser is responsible for the following:
•managing our assets in accordance with our investment objective, policies and restrictions;
•determining the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes;
•identifying, evaluating and negotiating the structure of the investments made by us (including by performing due diligence on prospective portfolio companies);
•executing, closing, servicing and monitoring our investments;
•determining the securities and other assets that we will purchase, retain or sell; and
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
•providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

The Adviser’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities.
Term
We have entered the Investment Management Agreement, dated as of November 8, 2024 with the Adviser. The Investment Management Agreement initially has a term of two years. Thereafter, the Investment Management Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.
The Investment Management Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Management Agreement with the Adviser upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of Common Stock. “Majority of the outstanding shares” means the lesser of (1) 67% or more of the outstanding shares of Common Stock present at a meeting, if the holders of more than 50% of the outstanding shares of our Common Stock are present or represented by proxy or (2) a majority of outstanding shares of our Common Stock. In addition, without payment of penalty, the Adviser may generally terminate the Investment Management Agreement upon 60 days’ written notice.
Removal of the Adviser
The Adviser may be removed by the Board or by the affirmative vote of a majority of holder of outstanding shares.
Compensation of the Adviser
We are externally managed by the Adviser pursuant to an Investment Management Agreement. The Adviser is an indirect majority owned subsidiary of Willow Tree. Subject to the overall supervision of our Board, the Adviser manages the our day-to-day operations and provides investment advisory services to us.
We have entered the Investment Management Agreement, dated as of November 8, 2024, with the Adviser. Under the Investment Management Agreement, we pay the Adviser a fee for its services. The fee consists of two components: a Management Fee (as defined below) and an Incentive Fee (as defined below). Each of the Management Fee and the Incentive Fee are payable on the terms described below.
Management Fee
The management fee (“Management Fee”) is payable quarterly in arrears and will be payable at an annual rate of 1.25% of our net assets (defined as total assets less total liabilities at the end of the most recently completed calendar quarter). The Management Fee for any partial quarter will be prorated during the relevant calendar quarter.
Incentive Fee
We pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not.
Investment Income Incentive Fee
Under the investment-income component, we pay the Adviser an incentive fee with respect to pre-incentive fee net investment income. The investment-income component will be calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding fiscal quarter. Payments based on pre-incentive fee net investment income will be based on the pre-incentive fee net investment income earned for the quarter.
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter

(including the Management Fee, expenses payable under any administration agreement and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash; provided, however, that the portion of the investment-income incentive fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income, expressed as a rate of return on the value of net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.50% per quarter (6.00% annualized). We will pay the Adviser an investment-income incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows:
1. No investment-income incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.50%;
2. 100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.714% in any calendar quarter (6.857% annualized) (the portion of pre-incentive fee net investment income that exceeds the hurdle but is less than or equal to 1.714% is referred to as the “catch-up”; the “catch-up” is meant to provide the Adviser with 12.50% of pre-incentive fee net investment income as if a hurdle did not apply if pre-incentive fee net investment income exceeds 1.714% in any calendar quarter); and
3. 12.50% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.714% in any calendar quarter (6.857% annualized) payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 12.50% of all pre-incentive fee net investment income thereafter is allocated to the Adviser).
The following is a graphical representation of the calculation of the investment-income component of the incentive fee:
Pre-Incentive Fee Net Investment Income (express as a percentage of the value of net assets)

0%	1.50%	1.714%
← 0% →	← 100% →	← 12.5% →
Capital Gains Incentive Fee
Under the capital gains component, we will pay the Adviser at the end of each calendar year 12.50% of aggregate cumulative realized capital gains from the date of our election to be regulated as BDC through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.
We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation. The capital gains component of the Incentive Fee will not be subject to any minimum return to shareholders.
Unless terminated earlier, the Investment Management Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by the vote of a majority of our directors who are not parties to the Investment Management Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the "Independent Directors").
Limitations of Liability and Indemnification
The Adviser and its officers, members of the Board, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its sole member, are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Management Agreement or otherwise as our adviser (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).
We will indemnify the Adviser and its officers, members of the Board, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the “Indemnified Parties”) and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Management Agreement or otherwise as our adviser. However, the Indemnified Parties shall not be entitled to indemnification in respect of, any liability to us or our shareholders to which the Indemnified Parties would otherwise be subject by reason of criminal conduct or bad faith, gross negligence, actual fraud or willful misconduct with respect to our affairs.
Board Approval of the Investment Management Agreement
At an in-person meeting held on October 24 - 25, 2024, our Board considered, deemed to be in our best interest, and approved the Investment Management Agreement in accordance with applicable 1940 Act requirements, including any SEC exemptive relief, no-action or other guidance issued by the staff of the SEC. Our Board was provided with information it required to consider the Investment Management Agreement, including: (a) the nature, quality and extent of the advisory and other services that the Adviser will provide to us; (b) the investment performance of individuals affiliated with us and the Adviser; (c) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (d) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (e) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of those relationships; (f) information about the services to be performed and the personnel performing such services under the Investment Management Agreement; (g) the organizational capability and financial condition of the Adviser and its affiliates; (h) the Adviser's practices regarding the selection and compensation of brokers that may execute portfolio transactions for us and the broker's provision of brokerage and research services to the Adviser; (i) and the possibility of obtaining similar services from other third party service providers or through an internally managed structure.
Administration Agreement
We have entered into an Administration Agreement with Willow Tree on November 8, 2024. The description set forth below is qualified in its entirety by reference to the Administration Agreement.
Under the terms of the Administration Agreement, Willow Tree performs, or oversees the performance of, administrative services, which include, but are not limited to, providing office space, equipment, and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of Willow Tree or its affiliates. We reimburse Willow Tree for services performed for us pursuant to the terms of the Administration Agreement.
In addition, pursuant to the terms of the Administration Agreement, Willow Tree may delegate its obligations under the Administration Agreement to an affiliate or to a third party, and we will reimburse Willow Tree for any services performed for us by such affiliate or third party. To the extent that Willow Tree outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without profit to Willow Tree. Willow Tree entered into a Sub-Administration agreement with State Street Bank and Trust on November 8, 2024.
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

We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of Common Stock. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.
The Administration Agreement provides that the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with any of them, including the Adviser (the "Indemnified Parties"), are not liable to us for any action taken or omitted to be taken by the Administrator in connection with the performance of the Administrator's duties or obligations under the Administration Agreement or otherwise as our administrator and we shall indemnify, defend and protect such Indemnified Parties, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its shareholders) arising out of or otherwise based upon the performance of any of the Administrator’s duties or obligations under this Agreement or otherwise as administrator for us, subject to certain exceptions.
License Agreement
On November 8, 2024, we entered into a license agreement with Willow Tree under which Willow Tree has agreed to grant us a non-exclusive royalty-free license to use the name “Willow Tree” and the Willow Tree logo. Under the License Agreement, we have the right to use the “Willow Tree” name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Willow Tree” name. The License Agreement will remain in effect for so long as the Investment Management Agreement with the Adviser is in effect.
The description above is only a summary of the material provisions of the License Agreement and is qualified in its entirety by reference to the copy of the License Agreement.
Resource Sharing Agreement
The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Willow Tree, pursuant to which Willow Tree will make available to the Adviser certain of its employees, facilities, premises and systems to conduct its business.
The Private Offering
We are offering on a continuous basis shares of our Common Stock (the “Private Offering”), pursuant to the terms set forth in subscription agreements that we will enter into with investors in connection with the Private Offering (each, a “Subscription Agreement”). Shares of our Common Stock described herein have not been registered under the 1933 Act, the securities laws of any other state or the securities laws of any other jurisdiction. Our Common Stock will be offered and sold (i) in the United States under the exemption provided by Section 4(a)(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the 1933 Act. Shares of our Common Stock described herein will constitute “restricted securities” under the 1933 Act and as such will be subject to certain restrictions on transferability. Shares of our Common Stock may not be transferred or sold unless the shares have been registered under the 1933 Act or an exemption from registration is available. There is no assurance that our Common Stock will be registered for sale under the 1933 Act or under securities laws of any other jurisdiction.
Investors have the following two options available to them in connection with their proposed purchase of our Common Stock:
•Enter into capital commitment arrangements (the “Capital Commitments”) with us to purchase shares of our Common Stock, pursuant to which the investor will be required to fund drawdowns to purchase shares of our Common Stock up to the amount of their respective Capital Commitments each time we deliver a drawdown notice (investors electing this option are referred to herein as “Capital Commitment Investors”); or

•Make an immediate cash investment in connection with their purchase of shares of our Common Stock (investors electing this option are referred to herein as the “Upfront Cash Payment Investors”).
Investors will be required to enter into a different subscription agreement with us depending on which option they have selected. Please find below information about the two different types of subscription agreements (i.e., one for Capital Commitments Investors and the other for Upfront Cash Payment Investors) and related matters and processes with respect thereto.
Beginning in the second quarter after the one-year anniversary of the date we elect to be regulated as a BDC under the 1940 Act (the “BDC Election”), we intend to conduct quarterly tender offers to repurchase up to 5% quarterly (up to 20% annually) of the value of our outstanding shares of Common Stock (the “Share Repurchase Program”), subject to certain restrictions and limitations, including the approval of our Board; provided, however, that the shares of Common Stock held by certain anchor investors (the “Anchor Investors”) may be subject to lock-up periods, during which there will be no liquidity available in respect of any shares of Common Stock held by the Anchor Investors (each, a “Lock-up Period”). Additionally, we may, from time to time, undertake special tender offers to repurchase amounts in excess of 5% of the value of our outstanding shares of Common Stock, subject to certain restrictions and limitations. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the Share Repurchase Program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer thereafter will be authorized and unissued shares.
JOBS Act
We are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), until the earliest of:
•the last day of our fiscal year in which we have total annual gross revenues of 1.235 billion;
•the last day of our fiscal year in which the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;
•the date on which we have, during the previous three-year period, issued more than 1.0 billion in non-convertible debt, or
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Common Shares held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period.
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Management Agreement and the Administration Agreement. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment

Team will focus on origination and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator and Adviser for our allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement and the Investment Management Agreement, respectively, including our allocable portion of the cost of our officers and their respective staffs. See “Item 1. Business — Investment Management Agreement” and “Item 1. Business — Administration Agreement.”
Determination of Net Asset Value
Our Board or, if designated pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), our Adviser will determine the NAV per share quarterly. The NAV per share is equal to the value of total assets minus liabilities divided by the total number of shares of our Common Stock outstanding at the date as of which the determination is made.
Investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
As part of the valuation process, the Board, or the valuation designee, as applicable, will take into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board, or the valuation designee, as applicable, will consider whether the pricing indicated by the external event corroborates its valuation.
The Board, or the valuation designee, as applicable, will undertake a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, our quarterly valuation process begins with each portfolio company or investment being initially valued by the respective Willow Tree’s valuation team. Preliminary valuations are then reviewed and discussed with the principals of Willow Tree. Separately, an independent valuation firm engaged by the Board or the valuation designee, as applicable, will provide third party valuation consulting services with respect to our investments at least twice annually for all investments held in the portfolio for at least six months.
•If the Adviser has been designated as the valuation designee pursuant to Rule 2a-5, valuation conclusions will be documented, discussed with Willow Tree’s valuation committee, finalized, then presented to the Board along with any reports required under Rule 2a-5;
•If the Adviser has not been designated as the valuation designee pursuant to Rule 2a-5:
•Preliminary valuation conclusions will be documented and discussed with Willow Tree’s valuation committee. Agreed upon valuation recommendations will be presented to the Audit Committee;
•The Audit Committee will review the valuation recommendations and recommend values for each investment to the Board; and
•The Board will review the recommended valuations and determine the fair value of each investment.
The Board will conduct this valuation process on a quarterly basis.

We will apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we will consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2—Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
•Level 3—Unobservable inputs for the asset or liability. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we will apply the valuation policy approved by the Board, which is consistent with ASC 820. Under the valuation policy, we will evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Determinations in Connection with a Drawdown or Subsequent Closing
In connection with a drawdown or a subsequent closing, as applicable, the Board or a committee thereof will, within 48 hours (excluding Sundays and holidays) prior to the drawdown date make the determination that we are not selling shares of our Common Stock at a price per share that is below its then-current NAV. The Board or a committee thereof will consider the following factors, among others, in making such determination:
•The NAV per share of Common Stock disclosed in the most recent periodic report we filed with the SEC;
•Our management’s assessment of whether any material change in the NAV per share has occurred (including through the realization of net gains on the sale of portfolio investments), or any material change in the fair value of portfolio investments has occurred, in each case, from the period beginning on the date of the most recently completed calendar quarter to the period ending 48 hours (excluding Sundays and holidays) prior to the drawdown date; and

•The magnitude of the difference between (i) a value that the Board or an authorized committee thereof or the Adviser has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) NAV of the shares of our Common Stock, which is based upon the NAV of the shares of our Common Stock disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of the shares of our Common Stock since the date of the most recently disclosed NAV, and (ii) the offering price of the shares of our Common Stock in the proposed offering.
These processes and procedures will be part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.
Regulation as a BDC
The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
SEC Reporting
We will be subject to the reporting requirements of the Exchange Act, which includes annual and quarterly reporting requirements.
Governance
We are a corporation and, as such, are governed by a board of directors. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by the holders of a majority of the outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.
Ownership Restrictions
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, a BDC generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of its total assets in the securities of one investment company or invest more than 10% of the value of its total assets in the securities of investment companies in the aggregate.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made and after giving effect to such acquisition, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:
(a)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(i)is organized under the laws of, and has its principal place of business in, the United States;
(ii)is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(iii)satisfies any of the following:
(1)has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

(2)is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or
(3)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(b)Securities of any eligible portfolio company that we control.
(c)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(d)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(e)Securities received in exchange for or distributed on or with respect to securities described in (1) through (3) above, or pursuant to the exercise of warrants or rights relating to such securities.
(f)Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.
Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.
The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.
Limitations on Leverage
As a BDC, we generally must have at least 200% (or 150% if we meet certain requirements under the 1940 Act) asset coverage for our debt after incurring any new indebtedness. On October 24, 2024 we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150%. Under a 150% asset coverage ratio, for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. We may use leverage for investments, working capital, expenses and general corporate purposes (including to pay dividends or distributions).
Managerial Assistance to Portfolio Companies
A BDC must be operated for the purpose of making investments in the types of securities described in “—Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets. When investing in temporary investments, we will typically invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require us to limit the amount we invests with any one counterparty.
Senior Securities; Asset Coverage Ratio
We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if we meet certain requirements under the 1940 Act) after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our shareholders or the repurchasing of such securities or shares unless we meet the 200% (or 150% if we meet certain requirements under the 1940 Act) asset coverage ratio at the time of the distribution or repurchase. On October 24, 2024 we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150%. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the applicable asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common shareholders (one share one vote); and (ii) preferred shareholders must have the right, as a class, to appoint two directors to the board of directors.
Code of Conduct and Code of Ethics
We expects each of its officers and directors, as well as any person affiliated with its operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with our policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, we have adopted a Code of Conduct pursuant to the Sarbanes-Oxley Act of 2002 (the “SOX Code of Conduct”), which applies to our Principal Executive Officer and Principal Financial Officer. There have been no material changes to the SOX Code of Conduct or material waivers of the SOX Code of Conduct. Requests to receive a copy of the SOX Code of Conduct may be made in writing addressed to Willow Tree Capital Corporation, Attn: Secretary, 450 Park Avenue, 29th Floor, New York, NY 10022.
We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures that apply to our and the Adviser’s directors, managers, partners, officers, and employees, as applicable, with respect to their personal investments and investment transactions. The code of ethics generally does not permit investments by our directors, officers or any other covered person in securities that may be purchased or held by us. The code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.
Affiliated Transactions
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including our officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). On December 17, 2024, we received exemptive relief from the SEC to co-invest, subject to the satisfaction of certain conditions, in certain private placement transactions, with other funds managed by the Adviser, Willow Tree or its affiliates. Under the terms of the requested relief, we may co-invest with other funds managed by the Adviser, Willow Tree or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Director must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies.

Other
We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and are subject to the periodic reporting and related requirements of the Exchange Act.
We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.
We are not generally able to issue and sell shares of our Common Stock at a price below NAV per share. We may, however, issue and sell shares of our Common Stock, at a price below the current NAV of the shares of our Common Stock, or issue and sell warrants, options or rights to acquire such shares of our Common Stock, at a price below the current NAV of the shares of our Common Stock if the Board determines that such sale is in our best interest and in the best interests of our shareholders, and our shareholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the board of directors, closely approximates the market value of such securities.
Proxy Voting Policies and Procedures.
We have delegated our proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are described below. The guidelines are reviewed periodically by the Adviser and our directors who are not “interested persons,” and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our,” and “us” refer to the Adviser.
As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.
The Adviser will seek to vote each proxy to maximize the value of the client's assets, if the client has not retained proxy voting authority. In doing so, the Adviser will consider whether it is subject to any material conflict of interest in voting such proxy. Employees must notify the Adviser's chief compliance officer if they are aware of any such conflict of interest. If the Adviser has such conflict of interest, the Adviser will seek to address such conflicts, including but not limited to, by asking the client to vote, following recommendations of an independent third party, "echo" voting or abstain from voting.

Proxy Voting Records
Shareholders may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Willow Tree Capital Corporation, Attention: CCO/CFO, 450 Park Avenue, 29th Floor, New York, NY 10022.
Privacy Policy
Any and all nonpublic personal information received by us and/or the Adviser with respect to our investors who are natural persons, including the information provided to us by an investor in subscription documents, will not be shared with nonaffiliated third parties which are not service providers to us and/or the Adviser. Such service providers include but are not limited to our Administrator, auditors and legal advisors. Additionally, we and/or the Adviser may disclose such nonpublic personal information as required by law.

Reporting Obligations and Available Information
We file annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. We will provide, without charge, upon written request, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those filings. Requests for copies should be addressed to: Willow Tree Capital Corporation, Attn: CFO/CCO, 450 Park Avenue, 29th Floor, New York, NY 10022. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including our filings, are also available to the public from the SEC’s website at http://www.sec.gov.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Common Stock. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “U.S. Treasury Regulations,” each as in effect as of the date of this Registration Statement.
These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us and our shareholders and does not purport to deal with the U.S. federal income tax consequences that may be important to particular shareholders in light of their individual circumstances or to some types of shareholders subject to special U.S. federal income tax rules, such as financial institutions, broker dealers, insurance companies, tax-exempt organizations, partnerships or other pass-through entities, persons holding our Common Stock in connection with a hedging, straddle, conversion or other integrated transaction, Non-U.S. shareholders (as defined below) engaged in the conduct of a trade or business in the United States, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who have ceased to be U.S. citizens or to be taxed as resident aliens, or individual Non-U.S. shareholders present in the United States for 183 days or more during a taxable year. This discussion also does not address any aspects of U.S. federal estate or gift tax, or foreign, state or local tax. This discussion assumes that our shareholders hold their shares of Common Stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). No ruling has been or will be sought from the IRS regarding any matter discussed herein.
For purposes of this discussion, a “U.S. shareholder” is a beneficial owner of a share of common stock who is for U.S. federal income tax purposes:
•An individual who is a citizen or resident of the United States;
•A corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•An estate, the income of which is subject to U.S. federal income tax, regardless of its source; or
•A trust (i) the administration of which is subject to the primary supervision of a U.S. court and that has one or more “United States persons” (within the meaning of the Code) who have the authority to control all substantial decisions of the trust or (ii) that has made a valid election under applicable U.S. Treasury Regulations to be treated as a “United States person” (within the meaning of the Code).
For purposes of this discussion, a “Non-U.S. shareholder” generally is a beneficial owner of a share of common stock who is neither a U.S. shareholder nor a partnership (or other entity classified as a partnership) for U.S. federal income tax purposes. If an entity or other arrangement classified as a partnership for U.S. federal income tax purposes holds our shares of common stock, the U.S. federal income tax treatment of the partnership and each partner generally will depend on the status of the partner, and the activities of the partnership. A partnership, or partner of a partnership, holding or considering an investment in our shares of common stock is urged to consult its own tax advisers regarding the U.S. federal income tax consequences of an investment in our shares of common stock.
U.S. Federal Income Taxation of the Company. As a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Code and intend to qualify for treatment as a RIC for U.S. federal income tax purposes annually thereafter. As a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our shareholders as dividends.

To qualify as a RIC for U.S. federal income tax purposes, we must, among other things, satisfy the domestic corporation requirement, registration requirement, election requirement, source-of-income requirement, and asset diversification requirement, each of which is discussed below. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, we generally must satisfy the Distribution Requirement, which is also discussed above.
Domestic corporation requirement. The domestic corporation requirement generally will be satisfied if the Company is classified as a corporation created or organized in or under the laws of the United States, any state thereof, or the District of Columbia for U.S. federal income tax purposes.
Registration requirement. The registration requirement generally will be satisfied if the Company has in effect an election to be treated as a BDC on every day of its taxable year.
Election requirement. The election requirement generally will be satisfied if the Company files with its U.S. federal income tax return for the taxable year an election to be treated as a RIC for U.S. federal income tax purposes or filed such an election with respect to a previous taxable year.
Source-of-income requirement. The source-of-income requirement generally will be satisfied if the Company obtains at least 90% of its gross income for each taxable year from dividends; interest; payments with respect to certain securities loans; gains from the sale or other disposition of stock or other securities or foreign currency; other income (including, but not limited to, gains from options, futures, or forward contracts) derived with respect to our business of investing in the aforementioned stock, securities, or currencies; or net income derived from an interest in a “qualified publicly traded partnership” (“Source-of-Income Requirement”).
Asset Diversification Requirement. The Diversification Requirement will be met if we diversify our holdings so that at the end of each quarter of the taxable year:
•At least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
•No more than 25% of the value of our assets is invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships” (the “Diversification Requirement”).
In the case of a RIC that furnishes capital to development corporations, there is an exception relating to the Asset Diversification Requirement described above. This exception is available only to RICs which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available (“SEC Certification”). We have not sought SEC Certification, but it is possible that we may seek SEC Certification in future years. If we receive SEC Certification, we generally will be entitled to include, in the computation of the 50% value of our assets (described above), the value of any securities of an issuer, whether or not we own more than 10% of the outstanding voting securities of the issuer, if the basis of the securities, when added to our basis of any other securities of the issuer that we own, does not exceed 5% of the value of our total assets.
As a RIC, we (but not our shareholders) generally will not be subject to U.S. federal income tax on our “investment company taxable income” (within the meaning of the Code) and net capital gains that we distribute to our shareholders in any taxable year with respect to which we distribute an amount equal to at least the sum of (i) 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by certain deductible expenses), determined without regard to the deduction for dividends paid and (ii) 90% of our net tax-exempt interest income, or the Distribution Requirement (defined above). We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Distribution Requirement for any taxable year, we will fail to qualify as a RIC for U.S. federal income tax purposes for such taxable year. To the extent we meet the Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we are subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated corporate U.S. federal income tax, including the 4% U.S. federal excise tax described below.
As a RIC, we are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:
•At least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
•At least 98.2% of our net capital gains for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and
•Any income and gains recognized, but not distributed, from previous years on which we paid no U.S. federal income tax (“Excise Distribution Requirement”).
While we may plan distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in entirely avoiding the imposition of this tax. In that case, we will be liable for the 4% U.S. federal excise tax only on the amount by which we do not meet the Excise Distribution Requirement.
We are authorized to borrow funds and to sell assets in order to satisfy the Distribution Requirement and the Excise Distribution Requirement. However, under the 1940 Act, we will not be permitted to make distributions to our shareholders while any senior securities are outstanding, unless we meet the applicable asset coverage ratios. Moreover, our ability to dispose of assets to meet either the Distribution Requirement or the Excise Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC for U.S. federal income purposes, including the Asset Diversification Requirement. If we dispose of assets in order to meet the Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through the shareholders of a RIC. In addition, expenses can be used to offset only investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.
Failure to Qualify as a RIC for U.S. Federal Income Tax Purposes
We intend to elect to be treated as a RIC for U.S. federal income tax purposes, and we intend to qualify as a RIC annually thereafter; however, no assurance can be provided that we will qualify as a RIC for U.S. federal income tax purposes for any given taxable year. If we fail to satisfy either the Source-of-Income Requirement or the Asset Diversification Requirement for any taxable year, we may nevertheless continue to qualify as a RIC for such year, if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal income taxes at corporate rates or to dispose of certain assets). If we were unable to qualify for treatment as a RIC for U.S. federal income tax purposes and the foregoing relief provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. In such case, distributions would not be required to be paid, and any distributions that are paid would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividends received deduction with respect to such dividends, and our non-corporate shareholders generally would be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. The amount of any distribution in excess of our current and accumulated earnings and profits would first be treated as a return of capital to the extent of the shareholder’s adjusted tax basis in its shares, and the amount of any distribution that is not a dividend and that exceeds the shareholder’s adjusted tax basis in its shares would be treated as gain from the sale or exchange or property. To requalify as a RIC for U.S. federal income tax purposes in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in appreciation on the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC. The remainder of this discussion assumes that we qualify as a RIC for U.S. federal income tax purposes for each taxable year.
Company Investments
Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction; (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income; (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur for U.S. federal income tax purposes; (vi) adversely alter the U.S. federal income tax characterization of certain complex financial transactions and (vii) produce income that will not satisfy the Source-of-Income Requirement. We monitor our transactions, may make certain U.S. federal income tax elections, and may be required to borrow money or dispose of securities in order to mitigate the effect of these rules and to prevent disqualification of the Company as a RIC for U.S. federal income tax purposes; however, there can be no assurance that we will be successful in this regard.
Debt Instruments. In certain circumstances, we may be required to recognize taxable income for U.S. federal income tax purposes prior to the time at which we receive cash. For example, if we hold debt instruments that are treated under applicable U.S. federal income tax rules as having original issue discounts (“OID”) (such as debt instruments with an end-of-term payment and/or payment-in-kind (“PIK”) interest payment or, in certain cases, debt issued with warrants), we must include in taxable income for U.S. federal income tax purposes each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.
Warrants. Gain or loss realized by us for U.S. federal income tax purposes from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants, generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant and on the nature of the disposition transaction.
Foreign Investments. In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the applicable requirements that would permit us to pass through to our shareholders their share of the foreign taxes paid by us.
Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of section 1297 of the Code), or “PFIC.” As a result, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by it to its shareholders. In lieu of the increased income tax and deferred tax interest charges on excess distributions on and dispositions of a PFIC’s shares, we can elect to treat the underlying PFIC as a “qualified electing fund,” provided that the PFIC agrees to provide us with adequate information regarding its annual results and other aspects of its operations. With a “qualified electing fund” election in place, we must include in our income each year our share (whether distributed or not) of the ordinary earnings and net capital gain of a PFIC. In the alternative, we can elect, under certain conditions, to mark-to-market at the end of each taxable year our PFIC shares. We would recognize as ordinary income any increase in the value of the PFIC shares and as an ordinary loss (up to any prior income resulting from the mark-to-market election) any decrease in the value of the

PFIC shares. With a “mark-to-market” or “qualified electing fund” election in place on a PFIC, we might be required to recognize in a year income in excess of its actual distributions on and proceeds from dispositions of the PFIC’s shares. Any such income would be subject to the RIC distribution requirements and would be taken into account for purposes of the 4% U.S. federal excise tax (described above). No assurances can be given that any “qualified electing fund” election will be available or that, if available, we will make such an election.
Income inclusions from a qualified electing fund will be “good income” for purposes of the Source-of-Income Requirement provided that the qualified electing fund distributes such income to us in the same taxable year to which the income is included in our income or the income is derived in connection with the Company’s business of investing in stocks and securities.
Controlled Foreign Corporations. If we hold more than 10% of the shares in a Non-U.S. corporation that is treated as a controlled foreign corporation, or a “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income for U.S. federal income tax purposes) each year from such Non-U.S. corporation in an amount equal to our pro rata share of certain of the Non-U.S. corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the Non-U.S. corporation makes an actual distribution during such year. In general, a Non-U.S. corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly, or by attribution) by U.S. shareholders. For this purpose, a “U.S. shareholder” is any U.S. person (within the meaning of the Code) who possesses (actually or constructively) (a) 10% or more of the total combined voting power or (b) 10% or more of the total value of all classes of shares of a Non-U.S. corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income, regardless of whether we receive any actual distributions from such CFC. We must distribute such income to satisfy the Distribution Requirement and the income will be taken into account for purposes of the U.S. federal 4% excise tax.
Income inclusions from a CFC will be “good income” for purposes of the Source-of-Income Requirement provided that they are derived in connection with the Company’s business of investing in stocks and securities or the CFC distributes such income to the Company in the same taxable year to which the income is included in the Company’s income.
Foreign Currency Transactions. Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on the disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations in the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our shareholders as ordinary income.
U.S. Federal Income Taxation of U.S. Shareholders
Distributions by the Company generally are taxable to U.S. shareholders as either ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income, plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. shareholders to the extent of our current and/or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock pursuant to our dividend reinvestment plan. To the extent such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from certain U.S. corporations and certain qualified foreign corporations, such distributions (“Qualified Dividends”) may be eligible for a maximum U.S. federal income tax rate of 20%. In this regard, it is anticipated that distributions paid by the Company generally will not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualified Dividends.
Distributions of our net capital gains (which are generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains, which are currently taxable at a maximum rate of 20% in the case of individuals or estates, regardless of the U.S. shareholder’s holding period for his, her or its shares, and regardless of whether paid in cash or reinvested in additional shares pursuant to our dividend reinvestment plan. The amount of a distribution in excess of our current and accumulated earnings and profits first reduces a U.S. shareholder’s adjusted tax basis in such U.S. shareholder’s shares to the extent thereof (but not below zero), and the amount of a distribution that is not a dividend and is in excess of a U.S.

shareholder’s adjusted tax basis in such U.S. shareholder’s shares is treated as gain from the sale or exchange of property to such U.S. shareholder.
Shareholders receiving dividends or distributions in the form of additional shares purchased in the market generally should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the shareholders receiving cash dividends or distributions will receive, and should have a tax basis in the shares of our common stock received equal to such amount. Shareholders receiving dividends in newly issued shares of our common stock generally will be treated as receiving a distribution equal to the value of the shares of our common stock received, and should have a tax basis in the shares of our common stock equal to such amount.
Although we currently intend to distribute any net long-term capital gains at least annually, we may in the future decide to retain some or all of our net long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay U.S. federal income tax on the retained amount, each U.S. shareholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit or refund, as the case may be, for the U.S. federal income tax so deemed to have been paid by the U.S. shareholder. Additionally, the U.S. shareholder is entitled to increase its adjusted tax basis in its shares by the difference between the amount of includible gains and the tax deemed paid by the U.S. shareholder. A shareholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
We or the applicable withholding agent will provide you with a notice reporting the amount of any ordinary income dividends (including the amount of such dividend, if any, eligible to be treated as a Qualified Dividend) and capital gain dividends by January 31. For purposes of determining (1) whether the Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. shareholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, if we pay you a dividend in January, which was declared in the previous October, November, or December to shareholders of record on a specified date in one of these months, then the dividend will be treated for U.S. federal income tax purposes as being paid by us and received by you on December 31 of the year in which the dividend was declared. If a shareholder purchases shares shortly before the record date of a distribution, the price of the shares of our common stock will include the value of the distribution and the shareholder will be subject to U.S. federal income tax on the distribution even though it represents a return of its investment.
Dividend Reinvestment Plan. We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of shareholders, unless a shareholder elects to receive cash. See “Dividend Reinvestment Plan.” Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. shareholder. The U.S. shareholder will have an adjusted tax basis in the additional shares of our common stock purchased through the plan equal to the amount of the reinvested distribution. The shares of our common stock will have a new holding period commencing on the day following the day on which the shares of our common stock are credited to the U.S. shareholder’s account.
Dispositions. A U.S. shareholder generally will recognize gain or loss on the sale, exchange, or other taxable disposition of shares in an amount equal to the difference between the U.S. shareholder’s adjusted tax basis in the shares of our common stock disposed of and the amount realized on their disposition. Generally, gain recognized by a U.S. shareholder on the disposition of shares will result in capital gain or loss to a U.S. shareholder, and will be a long-term capital gain or loss, if the shares of our common stock have been held for more than one year at the time of sale. Any loss recognized by a U.S. shareholder upon the disposition of shares held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by the U.S. shareholder. A loss recognized by a U.S. shareholder on a disposition of shares will be disallowed as a deduction, if the U.S. shareholder acquires additional shares (whether through the automatic reinvestment of dividends or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the shares of our common stock are disposed of. In this case, the tax basis of the shares our common stock acquired will be adjusted to reflect the disallowed loss.

Reportable Transaction Disclosure. In certain circumstances, the Code, applicable U.S. Treasury Regulations, and certain IRS administrative guidance require that the IRS be notified of taxable transactions through a disclosure statement attached to a taxpayer’s U.S. federal income tax return. In general, if a U.S. shareholder recognizes a loss with respect to shares of $2 million or more for a U.S. shareholder who is an individual, S corporation, trust, or partnership with at least one non-corporate partner, or $10 million or more for a U.S. shareholder who is a corporation or a partnership with solely corporate partner, in any single taxable year (or a greater loss over a combination of years), the U.S. shareholder must file with the IRS a disclosure statement on Form 8886 (or a successor form). Direct U.S. shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. shareholders of most or all RICs. The fact that a loss is reportable under these authorities does not affect the determination of whether the taxpayer’s treatment of the loss is proper for U.S. federal income tax purposes. Significant penalties may be imposed in connection with a failure to comply with these reporting requirements. U.S. shareholders should consult their own tax advisers to determine the applicability of these authorities in light of their individual circumstances.
Backup Withholding. We are required in certain circumstances to backup withhold for U.S. federal income tax purposes on taxable dividends or distributions paid to non-corporate U.S. shareholders who do not furnish us or the dividend-paying agent with their correct U.S. taxpayer identification number (“U.S. TIN”) (in the case of individuals, generally, their U.S. Social Security Number) and certain certifications, or who are otherwise subject to backup withholding for U.S. federal income tax purposes. Backup withholding is not an additional U.S. federal income tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is timely furnished to the IRS.
We may not be treated as publicly offered RIC for U.S. federal income tax purposes. For any period that we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, U.S. shareholders will be taxed for U.S. federal income tax purposes as though they received a distribution of some of our expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after commencing this offering; however, we may qualify as a publicly offered RIC for U.S. federal income tax purposes for future taxable years. If we are not a publicly offered RIC for any period, a non-corporate U.S. shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to such U.S. shareholder and will be deductible by such U.S. shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are currently not deductible by individuals (and beginning in 2026, will be deductible to an individual only to the extent they exceed 2% of such U.S. shareholder’s adjusted gross income) and are not deductible for alternative minimum tax purposes.
U.S. Federal Income Taxation of Tax-Exempt U.S. Shareholders. A U.S. shareholder that is a tax-exempt organization for U.S. federal income tax purposes, and, therefore generally exempt from U.S. federal income tax, may nevertheless be subject to U.S. federal income tax to the extent that it is considered to derive “unrelated business taxable income” (“UBTI”). The direct conduct by a tax-exempt U.S. shareholder of the activities we propose to conduct could give rise to UBTI. However, following the election to treat the Company as a RIC, the Company will be classified as a corporation for U.S. federal income tax purposes. Consequently, the Company’s business activities generally will not be attributed to the U.S. shareholders for purposes of determining their treatment under U.S. federal income tax laws. Therefore, a tax-exempt U.S. shareholder generally should not be subject to U.S. federal income tax solely as a result of the U.S. shareholder’s ownership of shares and receipt of dividends with respect to such shares. Moreover, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. shareholder. Therefore, a tax-exempt U.S. shareholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt shareholders and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the U.S. federal income tax treatment of dividends payable to tax- exempt shareholders could be adversely affected. In addition, special rules would apply if we were to invest in certain real estate investment trusts or other taxable mortgage pools, which we do not currently plan to do, which could result in a tax- exempt U.S. shareholder recognizing income that would be treated as UBTI.
U.S. Federal Income Taxation of Non-U.S. Shareholders

The following discussion only applies to certain Non-U.S. shareholders. Whether an investment in our shares of common stock is appropriate for a Non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in our shares of common stock by a Non-U.S. shareholder may have adverse U.S federal income tax consequences. Non-U.S. shareholders should consult their own tax advisers before investing in our shares of common stock.
In general, distributions of our “investment company taxable income” to Non-U.S. shareholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. shareholders directly) generally are subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. This 30% U.S. federal income tax generally is collected by withholding at the source of payment. However, no withholding is required with respect to certain distributions if (i) the distributions are properly reported to our shareholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends, and (iii) certain other requirements are satisfied. We anticipate that a significant amount of our dividends will qualify as “interest-related dividends” or “short-term capital gain dividends.” Therefore, our distributions of our investment company taxable income generally will not be subject to withholding of U.S. federal tax. To the extent that we make a distribution of dividends that do not qualify as “interest-related dividends” or “short-term capital gain dividends” we will specifically identify the distribution as it will be subject to U.S withholding tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current or accumulated earnings and profits unless an applicable exception applies, as described above.
If the distributions are effectively connected with the conduct of a U.S. trade or business by the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), we will not be required to withhold U.S. federal income tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. shareholders. Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.
Actual or deemed distributions of our net capital gains to a Non-U.S. shareholder, and gains realized by a Non-U.S. shareholder upon the sale or redemption of our shares of common stock, will not be subject to U.S. federal income tax if properly reported by us as capital gain dividends unless the distributions or gains, as the case may be, are effectively connected with the conduct of a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States) or, in the case of an individual, the Non-U.S. shareholder was present in the United States for 183 days or more during the taxable year and certain other conditions are met.
If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. shareholder will be entitled to a U.S. federal income tax credit or refund equal to the Non-U.S. shareholder’s allocable share of the U.S. federal income tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. shareholder must obtain a U.S. TIN and file a U.S. federal income tax return even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. TIN or file a U.S. federal income tax return.
If any actual or deemed distributions of our net capital gains, or any gains realized upon the sale, exchange, redemption, or other taxable disposition of our shares of common stock, are effectively connected with the conduct of a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), such amounts will be subject to U.S. federal income tax, on a net income basis, in the same manner, and at the graduated rates applicable to, a U.S. shareholder. For a corporate Non-U.S. shareholder, the after-tax amount of distributions (both actual and deemed) and gains realized upon the sale or redemption of our shares of common stock that are effectively connected with the conduct of a U.S. trade or business (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty). Accordingly, investment in our shares of common stock may not be appropriate for certain Non-U.S. shareholders. Non-U.S. shareholders will generally not be subject to U.S. federal income tax or withholding tax with respect to gain recognized on the sale or other disposition of our shares of common stock.
Under the dividend reinvestment plan, our shareholders who have not “opted out” of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving cash distributions. If the distribution is a distribution of our investment company taxable income and is not properly reported by us as a “short-term capital gains dividend” or “interest-related dividend,” the amount distributed and treated as a dividend for U.S. federal income tax purposes (i.e. to the extent of our current and accumulated earnings and profits) will be subject to U.S. federal withholding tax as described above and only the net after-tax amount will be reinvested in our shares of common stock. If the distribution is effectively connected with the conduct of a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, is attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States), generally the full amount of the distribution will be reinvested in the dividend reinvestment plan and will be subject to U.S. federal income tax at the ordinary income tax rates applicable to U.S. shareholders. The Non-U.S. shareholder will have an adjusted tax basis in the additional shares purchased through the plan equal to the amount reinvested. The additional shares will have a new holding period commencing on the day following the day on which the shares of our common stock are credited to the Non-U.S. shareholder’s account.
Non-U.S. shareholders and potential Non-U.S. shareholders should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our common stock.
If we were unable to qualify as a RIC for U.S. federal income tax purposes, any distributions by us would be treated as dividends to the extent of our current and accumulated earnings and profits. We would not be eligible to report any such dividends as “interest-related dividends,” “short-term capital gain dividends,” or “capital gain dividends.” As a result, any such dividend paid to a Non-U.S. shareholder that is not effectively connected with the conduct of a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States) would be subject to the 30% (or reduced applicable income tax treaty rate) withholding tax discussed above regardless of the source of the income giving rise to such distribution. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Non-U.S. shareholder’s adjusted tax basis, and any remaining distributions would be treated as a gain from the sale of the Non-U.S. shareholder’s shares subject to taxation as discussed above. For the consequences to the Company for failing to qualify as a RIC for U.S. federal income tax purposes, see “Failure to Qualify as a RIC for U.S. Federal Income Tax Purposes” above.
Backup Withholding and Information Reporting
U.S. Shareholders. A U.S. shareholder may be subject to information reporting and backup withholding when such U.S. shareholder receives dividends on their shares and proceeds from the sale or other disposition of the shares of our common stock (including a redemption of the shares of our common stock). Certain U.S. shareholders generally are not subject to information reporting or backup withholding. A U.S. shareholder will be subject to backup withholding if such U.S. shareholder is not otherwise exempt and such U.S. shareholder:
•Fails to furnish the U.S. shareholder’s U.S. TIN, which, for an individual, generally is his or her U.S. Social Security Number;
•Furnishes an incorrect U.S. TIN;
•Is notified by the IRS that the U.S. shareholder has failed properly to report payments of interest or dividends; or
•Fails to certify, under penalties of perjury, on an IRS Form W-9 (Request for Taxpayer Identification Number and Certification) or a suitable substitute form (or other applicable certificate), that the U.S. shareholder has furnished a correct U.S. TIN and that the IRS has not notified the U.S. shareholder that the U.S. shareholder is subject to backup withholding.
U.S. shareholders should consult their tax advisors regarding their qualification for an exemption from backup withholding and the procedures for obtaining such an exemption, if applicable. Backup withholding is not an additional U.S. federal income tax, and taxpayers may use amounts withheld as a credit against their U.S. federal income tax liability or may claim a refund if they timely provide certain information to the IRS.
Non-U.S. Shareholders. The amount of distributions that we pay to any Non-U.S. shareholder on their shares will be reported to the Non-U.S. shareholder and to the IRS annually on an IRS Form 1042-S, regardless of the amount of U.S. federal income tax withheld. Copies of these information returns may also be made available under the provisions of a specific income tax treaty or agreement to the tax authorities of the country in which the Non-U.S. shareholder resides. However, a Non-U.S. shareholder generally will not be subject to backup withholding and certain other information reporting with respect to payments that we make to the Non-U.S. shareholder, provided that we do not have actual knowledge or reason to know that such Non-U.S. shareholder is a “United States person,” within the meaning of the Code, and the Non-U.S. shareholder has established that it is a Non-U.S. shareholder or otherwise established an exemption from backup withholding.
If a Non-U.S. shareholder sells or exchanges a share through a United States broker or the United States office of a foreign broker or such sale is deemed to occur through a United States office of a foreign broker, the proceeds from such sale or exchange will be subject to information reporting and backup withholding, unless the Non-U.S. shareholder provides a withholding certificate establishing that such holder is not a U.S. shareholder to the broker and such broker does not have actual knowledge or reason to know that such holder is a U.S. shareholder, or the Non-U.S. shareholder is an exempt recipient eligible for an exemption from information reporting and backup withholding. If a Non-U.S. shareholder sells or exchanges a share through the foreign office of a broker who is a United States person or a U.S. middleman (as that term is defined under applicable U.S. Treasury Regulations), the proceeds from such sale or exchange will be subject to information reporting, unless the Non-U.S. shareholder provides to such broker a withholding certificate establishing that such shareholder is not a U.S. shareholder and such broker does not have actual knowledge or reason to know that such evidence is false, or the Non-U.S. shareholder is an exempt recipient eligible for an exemption from information reporting. In circumstances where information reporting by the foreign office of such a broker is required, backup withholding will be required only if the broker has actual knowledge that the holder is a U.S. shareholder.
A Non-U.S. shareholder generally will be entitled to credit any amounts withheld under the backup withholding rules against the Non-U.S. shareholder’s U.S. federal income tax liability or may claim a refund, provided that the required information is furnished to the IRS in a timely manner.
Non-U.S. shareholders are urged to consult their tax advisors regarding the application of information reporting and backup withholding in their particular situations, the availability of an exemption therefrom, and the procedures for obtaining such an exemption, if available.
FATCA
Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”), unless such FFIs either: (i) enter into an agreement with the U.S. Department of the Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners); or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, such as our common stock, the U.S. Treasury Department has indicated its intent to eliminate this requirement in proposed U.S. Treasury Regulations, which state that taxpayers may rely on the proposed U.S. Treasury Regulations until final regulations are issued. The information required to be reported includes the identity and U.S. TIN of each account holder that is a specified U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs, unless such foreign entities certify that they do not have a greater than 10% owner that is a specified U.S. person or provide the withholding agent with identifying information on each greater than 10% owner that is a specified U.S. person. Depending on the status of a Non-U.S. shareholder and the status of the intermediaries through which they hold their shares, Non-U.S. shareholders could be subject to this 30% withholding tax with respect to distributions on their shares. Under certain circumstances, a Non-U.S. shareholder might be eligible for refunds or credits of such taxes.
Non-U.S. persons should consult their own tax advisers with respect to the FATCA consequences of an investment in our common stock.

ITEM 1A. RISK FACTORS
SUMMARY OF RISK FACTORS
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.
Risks Related to Our Business and Structure
•We have a limited operating history and the Adviser has a limited operating history.
•Our financial condition and results of operations depend on the Adviser’s ability to effectively manage and deploy capital.
•We may have difficulty sourcing investment opportunities.
•We generally will not control the business operations of our portfolio companies.
•We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•The compensation we pay the Adviser was not determined on an arm’s-length basis. Thus the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations
Risks Related to the Adviser and its Affiliates
•Our fee structure may create a conflict of interest due to the incentives for the Adviser to make speculative investments or use substantial leverage.
•The Adviser and its affiliates have long-term relationships with other companies that may influence the Adviser's investments.
Risks Related to Economy
•As a BDC, we may face risks during periods of disruption and instability in capital markets.
•Political, social and economic conditions and events will occur that create uncertainty and have significant impact on issuers, industries, governments and other systems to which the companies and their investments are exposed.
•Adverse global economic conditions could harm our business and financial condition.
Risks Related to Our Investments
•The success of our activities will be affected by general economic and market conditions, including but not limited to interest rates, commodity prices, availability of credit, credit defaults, inflation rates and economic uncertainty.
•General fluctuations in the market prices of securities may effect the value of our investments.
•We may be competing for investments with many other investors, including BDCs, private equity funds, hedge funds, CLOs and other institutional investors.
•We may invest in companies with capital structures involving significant leverage, including private credit funds.
Risks Related to Business Development Companies
•We will be subject to corporate level U.S. federal income tax if we are unable to qualify as a RIC.
•The 1940 Act permits us to incur additional leverage with certain consents.

•We may have difficulty paying our required distributions, if we recognize income for U.S. Federal Income Tax purposes before or without receiving cash representing such income.
Risks Related to our Common Stock
•Our common stock will be an illiquid investment for which there will not be a secondary market, nor is it expected that any such secondary market will develop in the future.
•Our common stock have not, and will, not be registered under the Securities Act or under any state securities law.
An investment in our securities involves significant risks. Prospective investors should carefully consider, among other factors, the risks factors set forth below before deciding to purchase our securities. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the NAV of our securities could decline, and investors may lose all or part of their investment.
Risks Related to Our Business and Structure
We have a limited operating history, as does the Adviser.
We are a new entity with limited operating history and we have limited financial information on which a prospective investor can evaluate an investment in us or our prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences, including investment and financial experience of the investment team will increase the likelihood that the Adviser will be able to manage us successfully, there can be no assurance that this will be the case.
In addition, because we have elected to be regulated as a BDC and intend to elect and to qualify annually as a RIC, we will be subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. Neither Willow Tree nor the Adviser has any prior experience operating under this regulatory framework, and we may incur substantial costs, and expend significant time or other resources to operate under this regulatory framework.
Additionally, the results of any other funds and accounts managed by our Adviser, the Investment Team or their affiliates are not indicative of the results that we may achieve.
Dependence on the Adviser
Successful execution of our investment strategy depends on the efforts of certain investment professionals of the Adviser, including Timothy Lower and James Roche. There can be no assurance that such investment professionals will be actively involved in our affairs. If one or more of these investment professionals became incapacitated or were no longer associated with the Adviser for any reason, our performance could be adversely affected.
Our financial condition and results of operations depend on the Adviser’s ability to effectively manage and deploy capital.
Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on the Adviser’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria. Accomplishing our investment objective on a cost-effective basis is largely a function of the Adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments and other responsibilities under the Investment Management Agreement, the Adviser’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our initial investment portfolio, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations. Our results of operations depend on many factors, including, but not limited to, the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.
The compensation we pay to the Adviser was not determined on an arm’s-length basis. Thus, the terms of such compensation may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.
The compensation we pay to the Adviser was not determined on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of such compensation may be less favorable to us than they might have been had the respective agreements been entered into through arm’s-length transactions with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our respective rights and remedies under the Investment Management Agreement because of our desire to maintain our ongoing relationship with the Adviser and its affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to our shareholders.
Our Incentive Fee may induce the Adviser to purchase assets with borrowed funds and to pursue speculative investments and to use leverage when it may be unwise to do so.
The Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to purchase assets with borrowed funds when it is unwise to do so or to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. A portion of the Incentive Fee payable to the Adviser is calculated based on a percentage of our return on invested capital. The Incentive Fee arrangement may encourage the Adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our shares of Common Stock. In addition, the Adviser receives the Incentive Fee based, in part, upon net capital gains realized on our investments. As a result, in certain situations the Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
Consequences of Capital Call Default.
If a Capital Commitment Investor fails to make a capital contribution when due, interest will accrue at the default rate, specified in the Subscription Agreement, on the outstanding unpaid balance of such capital contribution. In addition, we may, in our discretion, and subject to applicable law, take any action available at law or at equity against a Defaulting Investor, which may include causing such Defaulting Investor to forfeit a significant portion of its Shares or to transfer such Defaulting Investor’s Shares to a third party for a price that is less than the NAV of such Shares. We also have the right to charge interest on defaulted amounts and terminate the Capital Commitment of a defaulting Capital Commitment Investor and shall have certain other remedies available to it, as more fully described in the Subscription Agreement.
No or Limited Availability of Insurance against Certain Catastrophic Losses.
Certain losses of a catastrophic nature, such as wars, pandemics and other public health emergencies, earthquakes, typhoons, terrorist attacks or other similar events, may be either uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact on the related investments. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, all investments may not be insured against terrorism. If a major uninsured loss occurs, we could lose both invested capital in and anticipated profits from the affected investments.
Cybersecurity Risks.
We and our service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from cyber-attacks and hacking by other computer users, and to avoid the resulting damage and disruption of hardware and software systems, loss or corruption of data, and/or misappropriation of confidential information. In general, cyber-attacks are deliberate, but unintentional events may have similar effects. Cyber-attacks may cause losses to us or the shareholders by interfering with the processing of investor transactions or impeding or sabotaging Company investment and/or asset management activity. We may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Adviser and us to civil liability as well as regulatory inquiry or action. Shareholders could be exposed to additional losses because of unauthorized use of their personal information. While the Adviser has established business continuity plans and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks have not been identified.
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
We depend heavily upon computer systems to perform necessary business functions. In this Annual Report we sometimes refer to hardware, software, information, and communications systems maintained by Willow Tree and used by us and the Adviser, as “our” systems. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins, or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of our disaster recovery systems, or employee error. These events could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, regulatory penalties, increased cybersecurity protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We may outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.
We and our service providers may be impacted by government actions and actions by private business in response to the COVID-19 pandemic, including, allowing, encouraging or requiring employees to work from external locations and their homes. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above as remote working environments may be less secure and more susceptible to hacking attacks.
We may have difficulty sourcing investment opportunities.
We have not identified all of the potential investments for our portfolio that we wish to acquire. We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments, and the economic merits, transaction terms or other financial or operational data thereof, prior to making a decision to invest.

Additionally, our shareholders will have no input with respect to the Adviser’s investment decisions and its selection of investments. Investors, therefore, must rely on the Adviser to implement our investment policies, to evaluate all of its investment opportunities and to structure the terms of its investments. These factors increase the uncertainty, and thus the risk, of investing in our Common Stock. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.
In addition, we anticipate, based on the amount of proceeds raised in our initial closing or subsequent closings that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies.
We generally will not control the business operations of our portfolio companies.
We anticipate that we will acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. We do not expect to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor and could decrease the value of our portfolio holdings.
We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
As part of our business strategy, we are permitted to borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are senior to the claims of our shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions on our Common Stock. Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds.
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.
We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 150% (or 200% if certain requirements under the 1940 Act are not met).
If our asset coverage ratio were to fall below 150% (or 200%, as applicable), we could not incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions at all.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our shareholders, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of our assets, including our portfolio of investments, our cash and/or our right to call unused Capital Commitments from the shareholders. If we enter into a subscription credit facility, the lenders (or their agent) may have the right on behalf of us to directly call unused Capital Commitments and enforce remedies against the shareholders. In the case of a liquidation event, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the shareholders.

Provisions in a credit facility or other borrowings may limit discretion in operating our business and defaults thereunder may adversely affect our business, financial condition, results of operations and cash flows.
Our wholly-owned subsidiary, WT Capital Fund -SPV1, LLC (the "Financing SPV") entered into a revolving credit facility with by Ally Bank, as administrative agent, which is secured by all assets held by the Financing SPV (the "Leverage Facility"). We have also entered into a subscription facility with by City National Bank, as administrative agent (the "Subscription Facility"). We have also entered into participation agreements with Macquarie Bank Limited with respect to certain assets held by us. We may enter into one or more additional credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close additional credit facilities or obtain other financing. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information regarding the WT Capital Fund - SPV1, LLC.
Further, if our borrowing base under the Leverage Facility, Subscription Facility or any additional credit facilities or other borrowings were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, the Leverage Facility, and any additional credit facility may require, that we repay advances under the Leverage Facility or other credit facility or other borrowings, as applicable, sell portfolio investments or make deposits to a collection account, any of which could have a material adverse impact on our ability to fund future investments and to make distributions.
The Leverage Facility contains, and any additional credit facilities or other borrowings may contain, certain limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, obligor size, payment frequency and status, time to maturity, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. The Leverage Facility includes, and additional credit facilities or other borrowings may include, borrowing base breach triggers based on portfolio performance, which if triggered could limit further advances and, in some cases, result in an event of default. An event of default could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.
Also, the financing documents governing the Leverage Facility restrict, and any additional credit facilities or other borrowings may restrict, our ability to create liens on assets to secure additional debt, which may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. The obligations to our creditors under the Leverage Facility are, and any additional credit facilities or other borrowings may be, secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
As part of the Subscription Facility, the right to make capital calls upon shareholders has been pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, shareholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.
Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and make. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board. Our Board or, if designated pursuant to Rule 2a-5 under the 1940 Act, our Adviser will value our investments, no less frequently than quarterly, including with the assistance of one or more independent valuation firms. As part of the valuation process, the Board, or the valuation designee, as applicable, will take into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in recommending to the Board the fair value of our investments, as the Adviser’s Management Fee is based in part on the value of such assets. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in net asset value. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts;
•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our Common Stock and our ability to pay distributions to our shareholders.
Compliance with the privacy laws to which we are subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action being taken and/or could negatively impact the business, financial condition and operating results of us or our portfolio companies.
We and our portfolio companies, as well as the Adviser and Willow Tree, may be subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which we/they do business, including such laws and regulations as enacted, implemented and amended in the United States, the European Union (the “EU”) (and its member states), and the United Kingdom (the “UK”) (regardless of where the Adviser, Willow Tree, we and our portfolio companies, and their/our affiliates have establishments) from time to time, including the General Data Protection Regulation (EU 2016/679) (the “GDPR”) and the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) (collectively, the “Privacy Laws”).
Compliance with the applicable Privacy Laws may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources by the Adviser, Willow Tree, us and our portfolio companies, and/ or each of their affiliates, which may increase over time (in particular in relation to any transfers of relevant personal data to third parties located in certain jurisdictions).
Further, failure to comply with the Privacy Laws may lead to the Adviser, Willow Tree, us and our portfolio companies, and/or our affiliates incurring fines and/or suffering other enforcement action or reputational damage. For example, failure to comply with the GDPR, depending on the nature and severity of the breach (and with a requirement on regulators to ensure any enforcement action taken is proportionate), could (in the worst case) attract regulatory penalties up to the greater of: (i) €20 million / £17.5 million (as applicable); and (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), liabilities from third-party claims.

Our United States operations in particular will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, where such laws focus on privacy as an individual right in general. For example, California has passed the CCPA, which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers, and either meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. When the CPRA became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, likely leading to greater levels of enforcement and greater costs related to compliance with the CCPA (and CPRA).
Other states in the United States, have either passed, proposed or are considering similar law and regulations to the GDPR and the CCPA (such as the Nevada Privacy of Information Collected on the Internet from Consumers Act, which became effective on October 1, 2021, and the Virginia Consumer Data Protection Act passed March 2, 2021, the Colorado Privacy Act passed on July 8, 2021, the Utah Consumer Privacy Act passed on March 24, 2022, and the Connecticut Data Privacy Act passed on May 10, 2022, all of which became effective in 2023), which could impose similarly significant costs, potential liabilities and operational and legal obligations. Such laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability on regulated entities.
Risks Related to the Adviser and Its Affiliates
Investors should be aware that potential and actual conflicts of interest may arise between the Company, on the one hand, and the Adviser and/or their respective affiliates, on the other.
Conflicts of Interest Generally.
The Adviser and its affiliates receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the Adviser. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt and investments made by us, which allow the Adviser to earn increased asset management fees.
The Adviser and its affiliates may also provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to our portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by the Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment.
We acknowledge and agree that the Adviser and its affiliates may make and/or hold investments on behalf of themselves or on behalf of their respective clients in our obligations or securities that may be pari passu, senior or junior in ranking to an investment in our obligations or securities made and/or held by us, or otherwise may have interests different from or adverse to ours and may consider such interests in the course of managing our investments.
Fee Structure.
The Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to investments made by us, which allow the Adviser to earn increased Management fees and Incentive fees. The way in which the Incentive Fee is determined may encourage the Adviser to use leverage to increase the leveraged return on our investment portfolio.

In addition, the fact that our base Management Fee is payable based upon our net assets (which includes any borrowings used for investment purposes) may encourage the Adviser to use leverage to make additional investments. Such a practice could make such investments more risky than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.
The “catch-up” portion of the Incentive Fee may encourage our Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.
Dedication of the Adviser’s Personnel Time to the Company.
Subject to the terms of the Investment Management Agreement, the investment professionals and other employees of the Adviser and its affiliates are permitted to spend a portion of their business time on activities other than us and our investments. As a result, such persons may spend less time on Company activities than may be required under certain circumstances and, subject to the terms of the Investment Management Agreement, they may spend a portion of their time on behalf of funds or account which may invest in the same kind of investments being targeted by us.
In addition, the Adviser’s personnel, as well as the personnel of Willow Tree, will work on matters related to other funds and accounts. Employees of affiliates of the Adviser may also serve as directors, or otherwise be associated with, companies that are competitors of businesses in which we have made investments. These businesses may also be counterparties or participants in agreements, transactions, or other arrangements with businesses in which other affiliated investment vehicles have made investments that may involve fees and/or servicing payments to the Adviser or its affiliates.
Service Providers.
Conflicts of interest may exist with respect to the Adviser’s selection of brokers, dealers, transaction agents, counterparties and financing sources for the execution of our transactions. When engaging these services, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular service provider, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Service providers and financing sources may provide other services that are beneficial to the Adviser and its affiliates, but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence the Adviser’s selection of service providers and financing sources.
In addition, the Adviser or an affiliate thereof may exercise its discretion to recommend to a business in which we have made an investment, that it contract for services with (i) the Adviser or a related person of the Adviser (which may include a business in which we have made an investment); (ii) an entity with which the Adviser or its affiliates and their employees has a relationship or from which the Adviser or its affiliates otherwise derives financial or other benefit, including relationships with joint venturers or co-venturers; or (iii) certain investors (including shareholders) or its affiliates. Such relationships may influence decisions that the Adviser makes with respect to us. Although the Adviser and its affiliates select service providers that it believes are aligned with our operational strategies and will enhance portfolio company performance and, relatedly, our returns, the Adviser has a potential incentive to make recommendations because of its or its affiliates’ financial or other business interest. There can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.
Willow Tree Relationships.
Willow Tree depends on its relationships with third parties, including its network of Operating Advisors, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Willow Tree fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Willow Tree has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Allocation of Investments.
The Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by the Adviser and its affiliates; compensation to the Adviser; services that may be provided by the Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of the Adviser and its affiliates; the formation of additional investment funds managed by the Adviser and/or its affiliates; differing recommendations given by the Adviser to us versus other clients; the Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Adviser’s use of “inside information” with respect to potential investments by us.
Specifically, we may compete for investments with the Adviser’s and its affiliates’ other clients. In making allocation decisions with respect to limited investment opportunities that could reasonably be expected to fit the investment objectives of multiple clients and/or accounts, the Adviser and its affiliates will allocate such opportunities in accordance with its allocation policy. With respect to the allocation of investment opportunities among us and other affiliated funds and accounts, the ability of the Adviser and its affiliates to recommend such opportunities to us may be restricted by applicable laws or regulatory requirements (including under the 1940 Act) and the Adviser will allocate investment opportunities and realization opportunities between us and other affiliated funds and accounts in a manner that is consistent with the adopted written investment allocation policies and procedures established by the Adviser and its affiliates, which may be amended from time to time, designed to ensure allocations of opportunities are made over time on a fair and equitable basis. The outcome of any allocation determination by the Adviser and its affiliates may result in the allocation of all or none of an investment opportunity to us.
To the extent we and such other funds and accounts invest in the same portfolio investments, actions taken by the Adviser or its affiliates on behalf of such other funds and accounts may be adverse to us and our investments, which could harm our performance. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of such funds and accounts, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.
Allocation of Co-Investment Opportunities.
The Adviser reserves the right to co-invest on our behalf in one or more investments with certain strategic investors, lenders, limited partners (or affiliates thereof) and/or other third parties through partnerships, joint ventures or other entities. Further, certain of our investments, particularly our larger investments (in terms of capital invested), are expected to generate the opportunity for certain persons or entities to co-invest in such investments alongside us. The Adviser will allocate co-investment opportunities among its investors and/or their affiliates and other persons in accordance with the Adviser’s co-investment policy.
In general, the Adviser may make these opportunities available to certain shareholders, but it may also choose to offer some or all of any available co-investment opportunity to one or more non-shareholders. The Adviser will not be obligated to offer co-investment opportunities to all (or any) shareholders and it may offer such opportunities to certain shareholders, but not others (including to a single shareholder or small group of shareholders), and other non-shareholders, based on such factors as the Adviser, in its sole discretion, determines is relevant or appropriate under the circumstances, including but not limited to such factors as: (1) The Adviser’s assessment that a co-investor will be able to consummate a co-investment within the time frame established by the Adviser (including completion of due diligence and obtaining all required internal approvals) as demonstrated by, among other things, the Adviser’s prior co-investment experience with such co-investor, a co-investor’s financial resources and its industry reputation; (2) the Investor Manager’s assessment that a co-investor’s participation in a co-investment may provide certain strategic benefits to us; (3) a co-investor’s ability to fund minimum co-investment amounts; (4) applicable legal, regulatory and tax considerations that may impact selection of co-investors; and (5) such other factors as may be set forth in the Adviser’s co-investment policy.
As part of its evaluation, the Adviser may decide to weight certain factors from its policy more than others, depending on the facts and circumstances of a particular co-investment opportunity. If applicable, the amount of each co-investment opportunity allocated to participating shareholder co-investors will be determined by the Adviser, in its sole discretion, and may not be proportional to the respective capital commitments of such participating co-investor. Investing in us does not entitle any shareholder to allocations of co-investment opportunities. The Adviser is permitted to grant certain investors special priorities, rights and economic and other terms with respect to co-investment allocation and participation, as well as economic terms in respect of co-investments. Granting such rights may not be in the best interest of other co-investors and could potentially have the effect of limiting the ability of other co-investors to be allocated co-investment opportunities.
A co-investor will not receive a share of any topping, break up or broken deal fees received in connection with an unconsummated co-investment, unless otherwise agreed in writing by the Adviser and such co-investor.
Terms of Co-Investment Opportunities.
The Adviser reserves the right, in its discretion: (i) charge carried interest, incentive allocation, management fees or other similar fees to co-investors, (ii) make an investment, or otherwise participate, in any vehicle formed to structure a co-investment to facilitate, among other things, receipt of such carried interest, incentive allocation, management fees or other similar fees; and (iii) collect customary fees in connection with actual or contemplated portfolio investments that are the subject of such co-investment arrangements. Further, in those circumstances where co-investors include one or more members of a portfolio company’s management group, such co-investors may receive compensation arrangements relating to the investment, including incentive compensation arrangements. Finally, some of the co-investors with whom we may co-invest may have pre-existing investments with the Adviser, and the terms of such pre-existing investments may differ from the terms upon which such persons may co-invest with us.
The terms of any co-investment will be determined by the Adviser on a case-by-case basis in its sole discretion and any opportunity may be presented on an as is basis and may therefore not be suitable for certain co-investors due to legal, tax, regulatory or similar considerations. The Adviser may structure co-investments through one or more co-investment vehicles.
Potential Conflicts Due to Overlapping Client Investments.
Where the Adviser managed funds hold the same investment, the differing investment objectives of such funds, as well as other factors applicable to the specific situation, may cause the Adviser to dispose of, or retain, all or a portion of such investment on behalf of a fund at different times than other funds. In addition, particularly for illiquid or private investments, conflicts of interest can arise when disposing of a particular investment that would be beneficial for one fund while retaining such investment would be beneficial for another fund. The Adviser may also invest in securities on behalf of one fund that may differ from investments made on behalf of other funds, even though the investment objectives of these funds may be similar. Moreover, the Adviser, its funds, or its personnel may make investments or engage in other activities that express inconsistent views about an investment, a particular security or relevant market conditions.
The Adviser expects to make business decisions on behalf of certain funds regarding their investments independently of the manner in which it approaches a similar or even the same investment held by other funds. Consequently, the Adviser, on behalf of certain funds, may choose not to hedge certain risks that another fund hedges, or certain funds may be exposed to risks of financing on an investment when other funds are not. Further, in some instances, the Adviser may coordinate its funds’ activities (e.g., timing dispositions in an orderly way in order to avoid affecting the price of an investment in an unduly volatile manner) in investments held by more than one fund, when it would theoretically be possible for the Adviser to act unilaterally as to a particular fund’s holdings in such investment. Such coordination could have the effect of lowering returns for a particular fund as to an investment. Should a particular fund invest in entities or assets in which other funds hold an investment, the investment by such fund could be viewed, especially in hindsight, to have been made on a non-arm’s- length basis and could have an effect (either positive or negative) on the market price of the initial investment.
Treatment of Broken Deal Expenses In Connection with Co-Investments.
In general, we bear out of pocket expenses and costs in connection with transactions not consummated as determined by the Adviser using a fair and reasonable allocation methodology given the circumstances of such expenses. This may potentially result in a potential co-investor who co-invests alongside us not bearing any portion of such expenses for a particular transaction with us potentially bearing such expenses.
Limitations on Actions and Indemnification.

The Adviser has not assumed any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of the Board in declining to follow its advice or recommendations. Pursuant to the Investment Management Agreement, the Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, the Adviser will not be liable to us for their acts under the Investment Management Agreement, absent willful malfeasance, bad faith, or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect the Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own accord.
Existing Relationships.
The Adviser and/or its affiliates (including its partners, members and employees) have long-term relationships with a significant number of companies and their respective senior management. The Adviser and/or their respective affiliates (including its partners, members and employees) also have relationships with numerous investors, including institutional investors and their senior management. The existence and development of these relationships may influence whether or not the Adviser undertakes a particular investment on our behalf and, if so, the form and level of such investment. Similarly, the Adviser may take the existence and development of such relationships into consideration in its management of us and our investments. Without limiting the generality of the foregoing, there may, for example, be certain strategies involving the management or realization of particular investments that the Adviser will not employ on our behalf in light of these relationships.
Access to Confidential Information.
We, directly or through the Adviser and its affiliates, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. The possession of such information may, to our detriment, limit the ability of us and the Adviser and its affiliates to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Adviser and its affiliates come into possession of material non-public information with respect to our investments, such personnel will be restricted by the Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of the Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with the Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Adviser.
Investment through CLOs and other SPVs.
In order to finance our investments or to obtain leverage, we may restructure or repackage some of our investments and/or other assets into one or more CLOs or other special purpose vehicles ("SPVs") managed by the Adviser or its affiliates, which investments may be contributed on an individual or cross-collateralized basis with other investments and/or our assets and/or other clients of the Adviser. Formation of such CLOs typically would involve creating one or more investment vehicles, contributing our assets to such vehicle or a related entity, and issuing debt or preferred equity interests in such entity to third parties, or having such entity make borrowings or incur other indebtedness on a non-recourse or limited-recourse basis to purchasers or lenders, as the case may be, or engaging in such transactions with existing investment vehicles.
Use of Leverage; CLOs.
We intend to form other borrower structures for the purposes of obtaining leverage and may engage in other leverage methods, including but not limited to, securitization of investments through a CLO following which we generally expect to hold at least a majority of the economic equity (subordinated notes) of such securitization. Equity or residual interests expected to be held by us in relation to any CLO (“CLO Securities”) are limited-recourse obligations of the CLO issuer thereof payable solely from the underlying assets of such CLO or proceeds thereof. Moreover, CLO Securities represent economic residual interests in the relevant CLO only and are not secured. Consequently, holders of CLO Securities must rely solely on distributions on the underlying assets or proceeds thereof for payment in respect thereof. If distributions on such collateral are insufficient to pay required fees and expenses, to make payments on CLO Securities or to pay dividends or other distributions on the CLO Securities, all in accordance with the applicable priority of payments, no other assets of the CLO issuer or any other person will be available for the payment of the deficiency. Once all proceeds of the collateral have been applied, no funds will be available for payment or distributions on the CLO Securities. Therefore, whether holders of the CLO Securities receive repayment or a return thereon will depend upon the aggregate amount of payments and other distributions paid on the other CLO notes in issue prior to any final redemption date and the amount of available funds on the final redemption date available for distribution to holders of the CLO Securities.
Distributions on CLO Securities will be Affected by Yield, Maturity, Distributions and Other Performance Considerations.
The amount of distributions on any CLO Securities will be affected by, among other things, the timing of purchases of loans, rates of repayment of or distributions on the underlying assets, the timing of reinvestment in substitute underlying assets and the interest rates available at the time of reinvestment. The longer the period of time before reinvestment of cash in underlying assets, the greater the adverse impact may be on the aggregate interest collected, thereby lowering yields and otherwise affecting performance of the CLO Securities. The amount of distributions on CLO Securities may also be affected by rates of delinquencies and defaults on and liquidations of the underlying assets, sales of the underlying assets and purchases of underlying assets having different payment characteristics. The yield and other measures of performance may be adversely affected to the extent that the CLO issuer incurs any significant unexpected expenses.
CLO Securities are Illiquid.
CLO Securities to be held by us are themselves illiquid securities and may lack a liquid trading market, which may result in our inability to sell any such CLO Securities or to close out a transaction in the event they would otherwise be permitted to do so. As a result of this illiquidity, our ability to sell certain CLO Securities quickly, or at all, in response to changes in economic and other conditions and to receive a fair price when selling such CLO Securities may be limited, which could prevent us from making sales to mitigate losses on such investments.
Limitation on Transactions with Affiliates.
As a BDC, we are generally limited in our ability to invest in any portfolio company in which our affiliates, the Adviser or its affiliates currently has an investment or to make co-investments with our affiliates, the Adviser or its affiliates. Specifically, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, an order from the SEC or exemptive relief. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of the Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by the Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of the Board and, in some cases, the SEC.
If a person acquires more than 25% of our voting securities, we will be prohibited from buying any security from or selling any security to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a Company managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

In situations when co-investment with the Adviser or its affiliates’ other clients is not permitted under the 1940 Act and related rules, or existing or future staff guidance, the Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
Although, we have filed an application seeking requisite approval and exemptive relief from the SEC, no assurance can be given that the SEC will grant such approval or exemptive relief.
Investments with Unaffiliated Co-Investors.
We may co-invest in one or more investments with certain unaffiliated third parties, including but not limited to, limited partners of funds or other clients managed by the Adviser or its affiliates, which parties in certain cases may have different interests to ours. Such co-investments may be structured through partnerships, joint ventures or other entities. Our investments will be subject to risks in connection with third-party involvement, including the possibility that a third party may have financial difficulties resulting in a negative impact on such investment, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to block action in a manner contrary to our investment objectives. We may also, in certain circumstances, be liable for the actions of our third-party partners or co-investors. In addition, such co-investments may or may not be on substantially the same terms and conditions, and such different terms may be disadvantageous to us or to any investor participating directly or indirectly therein.
Investments That Could Give Rise to a Conflict of Interest.
We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate and/or an affiliate’s other clients. However, the Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If the Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions the Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.
Investment by Willow Tree Employees in the Company.
Employees of Willow Tree, including members of the Investment Committee are permitted to invest, and at times will invest significantly, in the Willow Tree platform, including us. Such investments can operate to align the interests of Willow Tree and its employees with the interests of the Willow Tree platform and its investors but will also give rise to conflicts of interest as such employees can have an incentive to favor the Willow Tree platform in which they participate or from which they are otherwise entitled to share in returns or fees.
Failure of the Adviser to Comply with Pay-to-Play Laws, Regulations and Policies.
A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If the Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Adviser, and thus, us.
Risks Related to the Economy
Capital Markets may Experience Periods of Disruption and Instability.

As a BDC, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, significant write-offs, the re-pricing of credit risk and the failure of major financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt an d equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the war in Ukraine and Russia, the current conflict in the Middle East, and health epidemics and pandemics, rising interest rates or renewed inflationary pressure.
Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we have historically experienced, including the current rising interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While we expect most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).
Significant changes or volatility in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.
Political, Social and Economic Uncertainty.
Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, war, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund our investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

In addition, recent disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our prospective portfolio companies’ operating results and the fair values of our debt and equity investments.
Public Health Emergencies and Outbreak of Existing or New Epidemic Diseases.
The extent of the impact of any public health emergency on our and our portfolio companies’ operational and financial performance depends on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our prospective portfolio companies.
These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.
Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
Adverse global economic conditions could harm our business and financial condition.
Adverse macroeconomic development, including without limitation, inflation, slowing growth, rising interest rates or recession, could negatively affect our business and financial condition. These developments or other global events, including those related to the Russia-Ukraine war and the current conflict in the Middle East, have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending and have other unforeseen consequences. For example, in response to increasing inflation, the U.S. Federal Reserve began to raise interest rates from March 2022 to July 2023, the Federal Reserve periodically raised interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate three times in 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2025, future reductions to to benchmark rates are not certain. It is difficult to predict the impact of such events on our portfolio companies or economic markets more broadly and the effectiveness of those actions. Adverse economic conditions, including inflation, may also increase the costs of operating our business.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the Israel-Hamas conflict, and uncertainty between the United States and other countries, including

China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans and the value of our equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.
These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.
Risks Related to Changes in Interest Rates.
Because we may borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.
In addition, general interest rate fluctuations may have a substantial negative impact on our investments, the value of the Shares and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in Shares less attractive if we are not able to increase our distributions, which could reduce the value of the Shares. Also, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Adviser.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.
Downgrade of U.S. Credit Rating and Government Shutdown.
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating of the United States. In August 2023, Fitch Ratings Inc. lowered its grade on the U.S. government’s debt from AAA to AA+. Although, in August 2024, Moody’s affirmed the U.S. government’s credit rating at AA+, with a stable outlook, there is no guarantee that there will not be a further downgrade in the future.

The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Terrorist Attacks, Acts of War, Global Health Emergencies or Natural Disasters.
Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
Our ability to achieve our investment objective depends on the Adviser’s ability to manage and support our investment process.
We do not have any employees. Additionally, no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of the Adviser and Willow Tree to achieve our investment objective. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our success will depend to a significant extent on the continued service and coordination of the Adviser, including its key professionals. We cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us and/or the Adviser. The departure of a significant number of key professionals from the Adviser could have a material adverse effect on our ability to achieve our investment objective. The Adviser also depends upon investment professionals to obtain access to deal flow generated by Willow Tree.
Our ability to achieve our investment objective will also depend on the ability of the Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations. The Adviser may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment.
In addition, the Investment Management Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a majority of the outstanding shares of our Common Stock or by the vote of our Board of Directors. The Investment Management Agreement generally may be terminated at any time, without penalty, by the Adviser upon 60 days’ notice to us. Furthermore, the Investment Management Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of our shareholders and our Board approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Management Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under any indebtedness and to pay distributions, are likely to be adversely affected, and the value of our Common Stock may decline.

The Adviser and its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.
The Adviser and its affiliates may, from time to time, manage assets for funds and accounts other than us. While the Adviser and its affiliates will seek to manage potential conflicts of interest in good faith, the portfolio strategies employed by the Adviser and its affiliates in managing its other funds and accounts could conflict with the transactions and strategies employed by the Adviser in managing us and may affect the prices and availability of investments. The Adviser and its affiliates may, from time to time, give advice and make investment recommendations to other affiliate-managed investment vehicles that differ from advice given to, or investment recommendations made to, us, even though their investment objective may be the same or similar to ours. Other affiliate-managed investment vehicles, whether now existing or created in the future, could compete with us for the purchase and sale of investments.
With respect to the allocation of investment opportunities among us and other affiliated funds and accounts, the ability of the Adviser to recommend such opportunities to us may be restricted by applicable laws or regulatory requirements (including under the 1940 Act) and the Adviser will allocate investment opportunities and realization opportunities between us and other affiliated funds and accounts in a manner that is consistent with the adopted written investment allocation policies and procedures established by the Adviser and its affiliates, which may be amended from time to time, designed to ensure allocations of opportunities are made over time on a fair and equitable basis. The outcome of any allocation determination by the Adviser and its affiliates may result in the allocation of all or none of an investment opportunity to us. Willow Tree’s allocation of investment opportunities among us and other affiliated investment funds and accounts in the manner discussed above may not result in proportional allocations, and such allocations may be more or less advantageous to some relative to others.
To the extent we and such other funds and accounts invest in the same portfolio investments, actions taken by the Adviser or its affiliates on behalf of such other funds and accounts may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit such funds and accounts. On the other hand, such funds and accounts may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of such funds and accounts, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.
In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in the Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over us. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
We will be obligated to pay the Adviser an Incentive Fee even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
The Investment Management Agreement entitles the Adviser to receive an Incentive Fee that is based on our Pre-Incentive Fee Net Investment Income regardless of any capital losses. In such case, we may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
Any Incentive Fee payable by us that relates to Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind”, or “PIK”, income). PIK income will be included in the Pre-Incentive Fee Net Investment Income used to calculate the incentive fee to the Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not obligated to reimburse us for any part of the Incentive Fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

The quarterly Incentive Fee on income is recognized and paid without regard to: (i) the trend of Pre-Incentive Fee Net Investment Income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code (the "Annual Distribution Requirement"). This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
The recommendations given to us by the Adviser may differ from those rendered to their other clients.
The Adviser and its affiliates may, from time to time, give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.
The Adviser’s liability is limited under the Investment Management Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
The Adviser will not assume any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of our Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Management Agreement, the Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Adviser will not be liable to us for their acts under the Investment Management Agreement, absent willful misfeasance, bad faith, gross negligence in the performance of the Adviser’s duties or reckless disregard of the Adviser’s duties and obligations under the Management Advisory Agreement. We will also agree to indemnify, defend and protect the Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or reckless disregard of the Adviser’s duties and obligations under the Investment Management Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
There are risks associated with any potential merger with or purchase of assets of another fund.
The Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of us and our shareholder, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Our Administrator can resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.
Willow Tree has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If Willow Tree resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
Any sub-administrator that the Administrator engages to assist the Administrator in fulfilling its responsibilities could resign from its role as sub-administrator, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.
Willow Tree has the right under the Administration Agreement to enter into one or more sub-administration agreements with other administrators (each a “Sub-Administrator”) pursuant to which Willow Tree may obtain the services of the Sub-Administrator(s) to assist Willow Tree in fulfilling its responsibilities under the Administration Agreement. If any such Sub-Administrator resigns, it may be difficult to find a new Sub-Administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
Risks Related to Our Investments
General Economic and Market Conditions.
The success of our activities are affected by general economic and market conditions, including but not limited to interest rates, commodity prices, availability of credit, credit defaults, inflation rates, economic uncertainty, disruptions in the global debt markets, changes in laws (including laws relating to taxation of our investments), trade barriers, currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations). These factors may adversely affect our ability to source what we believe to be attractive investment opportunities, the pricing of such investment opportunities, the value of investments held by us and our ability to exit or monetize its investments. Negative economic trends nationally, in specific geographic areas of the U.S. or outside the U.S., could result in an increase in debt or loan defaults and delinquencies. Inability of issuers to obtain refinancing (particularly as high levels of required refinancings approach) may result in an economic decline that could delay or derail an economic recovery and cause deterioration in the performance of debt investments generally.
Additionally, the following factors may disrupt credit markets and have a negative impact on our investments:
•The bankruptcy or insolvency of one or more major financial institutions that results in the disruption of payments or triggers additional crises in the global credit markets and overall economy;
•Continued deterioration of the sovereign debt of certain countries, together with the risk of contagion to other, more stable, countries;
•Rating agency downgrades (or otherwise negative changes in their ratings outlook) on the sovereign long-term debt ratings of certain countries;
•Issues affecting the economies of the U.S. and/or non-U.S. economies; and
The impact of (1) military operations, (2) pandemics and other public health emergencies, (3) the possibility or actual occurrence of terrorist attacks domestically or abroad and/or (4) political instability in some parts of the world which could have a material adverse effect on general economic conditions, world financial markets, particular business segments, world commodity prices, consumer confidence and/or market liquidity.
Financial Institutions and Distress Events.
We are subject to the risk that one of the banks, brokers, hedging counterparties, lenders or other custodians (each, a "Financial Institution") of some or all of our (or any portfolio company's) assets fails to timely perform its obligations or experiences insolvency, closure, receivership or other financial distress or difficulty (each, a "Distress Event"). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. If a Financial Institution experiences a Distress Event, the Adviser, us or one of our portfolio companies may not be able to access deposits, borrowing facilities or other services, either permanently or for an extended period of time. Although assets held by regulated Financial Institutions in the United States frequently are insured up to stated balance amounts by organizations such as the Federal Deposit Insurance Corporation (FDIC), in the case of banks, and the Securities Investor Protection Corporation (SIPC), in the case of certain broker-dealers, amounts in excess of the relevant insurance are subject to risk of total loss, and any non-U.S. Financial Institutions that are not subject to similar regimes pose increased risk of loss. While in recent years governmental intervention has often resulted in additional protections for depositors and counterparties during Distress Events, there can be no assurance that such intervention will occur in a future Distress Event or that any such intervention undertaken will be successful or avoid the risks of loss, substantial delays or negative impact on banking or brokerage conditions or markets.
Any Distress Event has a potentially adverse effect on the ability of the Adviser to manage our investment portfolio, and on the ability of the Adviser, Willow Tree, us and any portfolio company to maintain operations, which in each case could result in significant losses and in unconsummated investment acquisitions and dispositions. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event we are not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a Financial Institution experiencing a Distress Event, our inability to access capital contributions or otherwise); our inability to acquire or dispose of investments, or acquire or dispose of such investments at prices that the Adviser believes reflect the fair value of such investments; and the inability of portfolio companies to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a Financial Institution's services, it is also possible that we or a portfolio company will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). To the extent the Adviser is able to exercise contractual remedies under agreements with Financial Institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses, delays or other impacts. We and our portfolio companies are subject to similar risks if a Financial Institution utilized by investors in us or by our suppliers, vendors, service providers or other counterparties or a portfolio company becomes subject to a Distress Event, which could have a material adverse effect on us.
Many Financial Institutions require, as a condition to using their services (including lending services), that we and/or the Adviser maintain all or a set amount or percentage of their respective accounts or assets with the Financial Institution, which heightens the risks associated with a Distress Event with respect to such Financial Institutions. We are under no obligation to use a minimum number of Financial Institutions or to maintain account balances at or below the relevant insured amounts.
Further, Distress Events such as the recent turmoil of the U.S. banking system raise fears of broader financial contagion, and it is not certain what impact this will have on financial markets. Any deterioration of the global financial markets (particularly the U.S. debt markets), any possible future failures of certain financial services companies and a significant rise in market perception of counterparty default risk, interest rates or taxes will likely significantly reduce investor demand and liquidity for investment grade, high-yield and senior bank debt, which in turn is likely to lead some investment banks and other lenders to be unwilling or significantly less willing to finance new investments or to offer less favorable terms than had been prevailing in the recent past. The tightening of availability of credit to businesses generally could lead to an overall weakening of the U.S. and global economies, which in turn is likely to adversely affect our ability to sell or liquidate investments at favorable times or at favorable prices or otherwise have an adverse effect on our business and operations. In addition, valuations of our investments are subject to heightened uncertainty as the result of market volatility and disruption. To the extent we are unable to obtain favorable financing terms for our portfolio investments or sell investments on favorable terms, our ability to generate what we believe to be attractive investment returns for our shareholders may be adversely affected.
Financial Market Fluctuations.

General fluctuations in the market prices of securities may affect the value of our investments. Instability in the securities markets may also increase the risks inherent in our portfolio investments. The ability of portfolio companies to refinance debt securities may depend on their ability to sell new securities in the public high-yield debt market or otherwise.
General Risks of Lending, Secured Lending and Loan Origination.
The Adviser’s lending strategy is subject to general market, credit and interest rate risks. Secured lending is also subject to the risk of inadequate collateral, and lending generally is subject to the risk of default.
Credit risk refers to the likelihood that an obligor will default on the payment of principal, interest or other amounts owed on an instrument. Credit risk may change over the life of an instrument, and debt instruments that are rated by rating agencies are subject to downgrade at a later date.
Interest rate risk refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate obligations) or directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively affect the price of a fixed rate debt instrument and falling interest rates will have a positive effect on the price of a fixed rate debt instrument.
Adjustable rate instruments also react to interest rate changes in a similar manner, although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.
While loans we originate are intended to be over-collateralized, the lack, or inadequacy, of collateral or other assets expected to be the source of repayment or credit enhancement for a debt instrument may affect our credit risk, and we may be exposed to losses resulting from default. A defaulted or otherwise distressed Company investment may become subject to workout negotiations or restructuring, which may entail, among other things, a substantial reduction in interest rate, a substantial write-down of principal and a substantial change in the terms, conditions and covenants with respect to the investment. We may incur additional expenses if it is required to seek recovery upon default or to negotiate new terms with a defaulting issuer.
Additionally, in the event of a default, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. Our interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests, may not be adequately protected. Furthermore, claims may be asserted that could interfere with the enforcement of our rights. Under certain circumstances, we or our affiliate may assume direct ownership of the underlying asset. The liquidation proceeds upon a sale of such asset may not satisfy the entire outstanding balance of principal and interest on the loan, resulting in a loss to us. Any costs or delays involved in the effectuation of the liquidation of the underlying collateral regarding a defaulted loan may further reduce the proceeds and thus increase the loss.
Unspecified Investments.
Except as otherwise disclosed, we have not identified the particular investments we will make. Accordingly, a shareholder must rely upon the ability of the Adviser in making investments consistent with our investment objectives and policies. We may be unable to find a sufficient number of what we believe to be attractive opportunities to invest our committed capital or meet our investment objectives.
Competition for Available Investments.
Although the Adviser believes that it can identify and source opportunities to invest in floating rate senior secured loans to mid-market companies and other investment types targeted by us, the activity of identifying, completing and realizing what we believe to be attractive investments of the type being targeted by us is nonetheless highly competitive. We compete for investments with many other investors, including BDCs, private equity funds, private credit funds, hedge funds, CLOs and other institutional investors.
Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds or access to funding sources that are not available to us. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. There may be intense competition for financings or investments of the type we intend to make, and such competition may result in less favorable financing or investment terms than might otherwise exist.
In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Potentially Limited Number of Investments.
The Adviser endeavors to diversify our investments; however, difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on us if its investments are limited to those areas, which would result in lower investment returns. This lack of diversification may expose us to losses disproportionate to market declines in general if there are disproportionately greater adverse price movements in the particular investments. If we hold investments limited to a particular issuer, security, asset class or geographic region, we may be more susceptible than a more widely diversified portfolio to the negative consequences of a single corporate, economic, political, or regulatory event. Accordingly, a lack of diversification could adversely affect our performance.
Investment Due Diligence and Investment Research.
When conducting due diligence and investment research, the Adviser may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues, often on an expedited basis, to take advantage of an investment opportunity. Detailed information necessary for a full evaluation may not be available, and the financial information available to the Adviser may not be accurate or provided based upon accepted accounting methods. Outside consultants, legal counsel, accountants and investment banks may be involved in the due diligence and investment research process in varying degrees depending on the type of investment. There can be no assurance that these consultants will evaluate such investments accurately. Moreover, the due diligence investigation and investment research that the Adviser carries out with respect to any investment opportunity may: (1) not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, (2) lead to inaccurate or incomplete conclusions or (3) be manipulated by fraud. We could incur material losses as a result of the misconduct or incompetence of such individuals and/or a substantial inaccuracy in such information.
Fraud.
Of paramount concern in lending is the possibility of material misrepresentation or omission or fraud on the part of the borrower. Instances of fraud and other deceptive practices committed by management of certain companies in which we invest may undermine the Adviser’s due diligence efforts with respect to such companies. This may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability to perfect or effectuate a lien on the collateral securing the loan. The Adviser relies upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but the Adviser cannot guarantee such accuracy or completeness.
Insolvency and Bankruptcy.
Various laws enacted for the protection of creditors may apply to our investments. In a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of a Company investment, such as a trustee in bankruptcy, a court may find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness constituting such Company investment. If, after giving effect to such indebtedness, the issuer (1) is insolvent, (2) is engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (3) intends to incur, or believes that it will incur, debts beyond its ability to pay such debts as they mature, such court could determine (1) to invalidate, in whole or in part, such indebtedness as a fraudulent conveyance, (2) to subordinate such indebtedness to existing or future creditors of the issuer or (3) to recover amounts previously paid by the issuer in satisfaction of such indebtedness.
The issuer of a Company investment may enter bankruptcy, receivership, insolvency or similar proceedings (collectively, “bankruptcy”). Bankruptcy may result in, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of the related Company investments. In bankruptcy and other corporate reorganizations, there exists the risk that, among other things, the reorganization will proceed at a slower than anticipated pace until certain liabilities of the debtor have been satisfied, may not be successful if certain reorganization milestones, including necessary approvals, have not been achieved, or result in the distribution of a new security worth less than our purchase price. In addition, debtors in bankruptcy must bear substantial administrative costs before creditors, such as us, are repaid on unsecured claims and equity holdings. Other claims against a bankrupt debtor, such as tax obligations, may have priority over our claims in bankruptcy proceedings.
Troubled company investments and other distressed asset-based investments require active monitoring and could, at times, require participation in business strategy or reorganization proceedings by the Adviser. To the extent that the Adviser becomes involved in such proceedings, we could have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, involvement by the Adviser in a company’s reorganization proceedings could result in the imposition of restrictions limiting our ability to liquidate their position in the issuer.
Investments in securities issued by distressed companies domiciled outside the U.S. could present additional risks to us, including in respect of the bankruptcy and reorganization laws of those countries. Non-U.S. bankruptcy and reorganization laws could result in different and potentially inferior outcomes in respect of the reorganization process, the treatment of creditor claims and how creditors’ rights will be enforced. In addition, notwithstanding existing bankruptcy laws in some countries, those countries may not have a stable or predictable reorganization process.
Call and Prepayment Risk.
The ability of issuers to prepay Company investments will vary. We will experience a loss if a Company investment was purchased at a price greater than par and is prepaid at par or at a price lower than the purchase price. The rate of prepayments, amortization, delinquencies and defaults may be influenced by various factors including:
•Changes in issuer performance and requirements for capital;
•Interest rate movements;
•Unavailability of credit or a decline in credit underwriting standards; and
•The overall economic environment.
Further, in the case of prepayment, we bear reinvestment risk, because the Adviser may be required to invest the proceeds at a lower rate than the original investment.
Our investments generally pay floating interest rates. To the extent interest rates increase, periodic interest obligations owed by the related issuer also will increase. As prevailing interest rates increase, some issuers may not be able to make the increased interest payments on Company investments or refinance their balloon and bullet loans, resulting in payment defaults.
Contingent Liabilities and Indemnification.
We may acquire an investment that is subject to contingent liabilities. Such contingent liabilities could be unknown to the Adviser at the time of acquisition or, if they are known, the Adviser may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for us. In addition, in connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business.
Smaller Issuers.
We invest primarily in the debt obligations or securities of middle market, lower middle market and/or less well-established companies. While smaller companies may have potential for rapid growth, they involve higher risks. Smaller companies have more limited financial resources than larger companies and may be unable to meet their obligations under their debt securities, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees it may have obtained in connection with its investment. Smaller companies also typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Generally, less information is publicly available about these companies, and they are generally not subject to the financial and other reporting requirements applicable to public companies. Smaller companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on us and, in turn, on our performance. Smaller companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Such companies also may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
Portfolio Company Management.
Each portfolio company’s day-to-day operations is the responsibility of such portfolio company’s management team. Although the Adviser is responsible for monitoring the performance of each portfolio company, there can be no assurance that the existing portfolio company’s management team, or any successor, will be able to operate the portfolio company in accordance with the Adviser’s expectations. The success of each Company investment depends in substantial part upon the skill and expertise of each portfolio company’s management team.
Investments in Highly Leveraged Portfolio Companies.
We may invest in companies with capital structures involving significant leverage, including private credit funds. Additionally, some of the debt positions acquired by us may be the most junior in what could be a complex capital structure, and, thus, subject us to the greatest risk of loss.
Investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market, and industry developments. Furthermore, a portfolio company’s significant indebtedness could, among other things:
•Subject the portfolio company to a number of restrictive covenants, terms, and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact our ability to realize value from the investment;
•Cause even moderate reductions in operating cash flow to render the portfolio company unable to service its indebtedness, leading to the portfolio company’s bankruptcy or other reorganization and a loss of part or all of our investment;
•Give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the portfolio company’s ability to respond to changing industry conditions if additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;
•Limit the portfolio company’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;
•Limit the portfolio company’s ability to engage in strategic acquisitions that might be necessary to generate what we believe to be attractive returns or further growth; and
•Limit the portfolio company’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.
As a result, the risk of loss associated with a leveraged portfolio company is generally greater than for companies with comparatively less debt.
Operating and Financial Risks of Portfolio Companies.
The portfolio companies in which we invest could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment, or an economic downturn. As a result, portfolio companies that the Adviser expects to be stable, may operate, or expect to operate, at a loss or have significant variations in operating results; may require substantial additional capital to support their operations or to maintain their competitive position; or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of our investment strategy will depend, in part, on the ability of the Adviser to restructure and effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty.
Uncertainty of Financial Projections Regarding Portfolio Companies.
The Adviser generally establishes the pricing of transactions and the capital structure of portfolio companies based on financial projections for such portfolio companies. Normally, these projections depend on management judgment. In all cases, projections of future results are only estimates based upon assumptions made at the time that the projections are developed. Projected results may not be realized, and actual results may vary significantly from the projections. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections.
Illiquid Investments and Long-Term Investments; Uncertain Exit Strategies.
We invest in and hold to maturity instruments that do not have a significant, or any, secondary market. In most cases, there will be no public market for the securities at the time of their acquisition. These securities generally may not be sold publicly, unless their sale is registered under applicable securities laws or an exemption from such registration requirements is available, and the Adviser may not be able to arrange a private sale. To the extent that there is no trading market for a portfolio investment, the Adviser may be unable to liquidate that investment on our behalf or may be unable to do so at a profit. Accordingly, there can be no assurance that we will realize value on our investments in a timely manner.
Due to the illiquid nature of many of the positions, as well as the uncertainty of the success of their issuers, the Adviser is unable to predict with confidence what the exit strategy will ultimately be for any given investment, or that one will definitely be available. In certain instances, we may be forced to sell or exit an investment earlier than the Adviser would recommend due to liquidity issues, our dissolution, or other possible factors.
Company Financing Arrangements; Availability of Credit to the Company.
There can be no assurance that we will be able to maintain adequate financing arrangements under all market circumstances. The imposition of financial limitations or restrictions could compel us to liquidate all or part of our portfolio at disadvantageous prices. The financing available to us from banks, dealers and other counterparties is likely to be restricted in disrupted markets.
Risk of Litigation.
Our investment activities may subject us to the risks of becoming involved in litigation. The expense of defending against claims against us by third parties and paying any amounts pursuant to settlements or judgments would be borne by us. We may not be able to defend or prosecute legal proceedings that may be bought against it (or lenders as a group) or that we (or lenders as a group) might otherwise bring to protect our (or their) interests. In addition, we may accumulate substantial positions in the securities of issuers that become involved in litigation.
Privately Placed Debt Investments of Private Companies.
We trade in privately placed debt investments issued by private companies (i.e., companies that have not issued publicly traded securities). Private debt investments may be in the form of loans, securities or participation interests, and may be issued in financings and recapitalizations. They also may include mezzanine, unitranche and high-yield debt securities (discussed below), which are typically issued in traditional private placements or in connection with acquisitions and other business combinations.
Privately placed debt, which includes below investment grade or, on occasion, distressed assets, is considered to be of lower credit quality and more speculative than publicly offered debt. Unrated or low-grade debt securities are subject to greater risk of loss of principal and interest than higher-rated debt securities. Further, we may trade in debt securities that rank junior to other outstanding securities and obligations of the issuer, all or a significant portion of which may be secured by substantially all of that issuer’s assets. We also may invest in debt securities that are not protected by financial covenants or limitations on additional indebtedness.
Privately placed debt is subject to fewer reporting obligations than publicly traded securities. Further, we may invest in debt securities issued by companies with little or no operating history. Detailed information about privately placed debt necessary for a full evaluation of the securities may be less available to the Adviser than would be available in connection with publicly offered debt securities.
Additionally, investment in debt issued by private companies (compared to public companies) is subject to a number of risks, including (1) magnified illiquidity of an investment, (2) inability to sell due to a lack of market, (3) absence of market efficiency or testing to determine the correct price, (4) limited or no information available to debt holders regarding, among other things, a private company’s business prospects and results of operations and (5) less oversight from independent directors, regulatory agencies and others.
Publicly Traded Investments.
Certain investments by us could be in (or result in us holding, for example, as collateral) securities that are or become publicly traded and are therefore subject to the risks inherent in investing in public companies (including new issues of securities). These factors are generally outside the Adviser’s control, and could adversely affect the liquidity and value of our investments, and could reduce our ability to make what we believe to be attractive new investments. In addition, in some cases we could be prohibited by contract or other limitations from selling such securities for a period of time so that we are unable to take advantage of favorable market prices.
We will likely not have the same access to information in connection with investments in public companies, either when investigating a potential investment or after making an investment as with investments in private companies. Furthermore, it can be expected from time to time that we could be limited in its ability to make investments, and to sell existing investments, in public or private companies because the Adviser could be deemed to have material, non-public information regarding such public companies or as a result of other internal policies. Accordingly, there can be no assurance that we will be able to make investments in public companies that the Adviser otherwise deems appropriate or, if it does, as to the amount it will so invest. Moreover, the inability to sell investments in public or private companies in these circumstances could materially adversely affect our investment results. We could also invest in 144A securities, which investment is likely to raise many of the same issues and risks discussed above. The Adviser could, in its sole discretion, decline to receive material non-public information in respect of a public company in which we have invested that would otherwise be available to it to avoid being restricted from trading in securities issued by such public company or to avoid the Adviser or its affiliates being so restricted on behalf of other funds, vehicles or accounts sponsored, managed or advised by the Adviser or any of its affiliates.
Leveraged Loans and High-Yield Instruments.
Leveraged loans and high-yield instruments, which are often referred to as “junk,” are subject to many of the same risk factors as investment grade loans, but in addition have more credit risk, are generally less liquid, and have higher price volatility than do investment grade bonds and loans. Under certain circumstances, the collateral securing a loan, if any, might not be sufficient to satisfy the borrower’s obligations in the event of non-payment of scheduled interest or principal, and may be difficult to liquidate on a timely basis. Additionally, a decline in the value of the collateral could cause the loan to become substantially unsecured, and circumstances could arise (such as in the bankruptcy of a borrower) which could cause the issuer’s security interest in the loan’s collateral to be invalidated.
A severe liquidity crisis in the global credit markets has in the past resulted in, and may again result in, substantial fluctuations in prices for leveraged loans and high-yield debt securities and limited liquidity for such instruments. Although certain sectors have recovered, the conditions giving rise to such price fluctuations and limited liquidity may continue and may become more acute. During periods of limited liquidity and higher price volatility, our ability to acquire or dispose of investments at a price and time that the Adviser deems advantageous may be severely impaired. In addition, the credit crisis adversely affected the primary market for a number of financial products, which may reduce opportunities to purchase new issuances of investments.
Nature of Investment in Secured Loans.

We may own secured debt, which involves various degrees of risk of a loss of capital. The factors affecting a company’s secured leveraged loans, and its overall capital structure, are complex. Some secured loans may not necessarily have priority over all other debt of a company. Any secured debt is secured only to the extent of its lien and only to the extent of underlying assets or incremental proceeds on already secured assets.
Secured credit facilities may be syndicated to a number of different financial market participants. The documentation governing the facilities typically require either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the facility, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a company pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, we may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to us.
Secured loans are also subject to other risks, including (1) the possible invalidation of a debt or lien as a “fraudulent conveyance”, (2) the possible invalidation as a “preference” of liens perfected or recovery by a bankrupt borrower of debt payments made in the 90 days before a bankruptcy filing, (3) equitable subordination claims or debt-to-equity recharacterization claims by other creditors, (4) so-called “lender liability” claims by the borrower of the obligations, and (5) environmental liabilities that may arise with respect to collateral securing the obligations. Recent decisions in bankruptcy cases have held that a secondary loan market participant can be denied a recovery from the debtor in a bankruptcy if a prior holder of the loans either received and does not return a preference or fraudulent conveyance or engaged in conduct that would qualify for equitable subordination.
Unitranche and Mezzanine Debt Securities.
Unitranche and mezzanine debt securities are generally unrated or below investment grade rated investments that have greater credit and liquidity risk than more highly rated debt obligations. Unitranche and mezzanine debt securities are typically issued in traditional private placements or in connection with acquisitions and other business combinations and have no trading market. Unitranche debt securities combine secured and unsecured, subordinated debt. Mezzanine debt securities are generally unsecured and subordinate to other obligations of the issuer and are subject to many of the same risks as those associated with high-yield debt securities. Issuers of such debt securities may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations.
Syndicated Debt, Loan Participations and Secondary Market Investments.
We acquire investments in primary transactions and also by secondary market investments, whether by assignment or through participation interests. To the extent we trade in any syndicated debt, we may be subject to certain additional risks as a result of having no direct contractual relationship with the borrower of the underlying loan. In such circumstances, we generally will be dependent on the lender to enforce its rights and obligations under the loan arrangements. Such investments will be subject to the credit risk of both the borrower and the lender, because they depend on the lender to make payments of principal and interest received on the underlying loan.
Distressed Investments; Restructurings.
Company investments may include privately negotiated investments in distressed situations involving companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities). Certain of our investments therefore may include specific investments of issuers that are highly leveraged, with significant burdens on cash flow, and, therefore, involve a high degree of financial risk although they also may offer the potential for correspondingly high returns. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Adviser will evaluate correctly the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.
In certain periods, there may be little or no liquidity in markets for these securities. The public market prices of distressed securities may be subject to abrupt and erratic market movements and above-average price volatility, and the spread between the bid and ask prices of such securities may be greater than normally expected. It may take a substantial period of time for the market price of such securities to reflect what the Adviser believes is their intrinsic value. Troubled companies and other asset-based investments also require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser.
Structured Equities.
Company investments may include convertible preferred stock or other similar securities that may be converted into or exchanged for a specified amount of common stock of the same or a different issuer within a particular period of time at a specified price or formula. Such a convertible security entitles the holder to receive a dividend that is paid or accrued on the preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities generally (1) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (2) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (3) provide the potential for capital appreciation if the market price of the underlying common stock increases. The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on us.
Equity Items.
We may invest in equity kickers and other equity securities and interests in obligors (“Equity Items”). Equity Items are subject to the risks described herein with respect to investments generally but are more subordinate in an issuer’s capital structure and are therefore generally riskier than fixed-income investments. Equity Items may involve substantial risks and may be subject to wide and sudden fluctuations in market value.
Corporate Bonds.
The market values of corporate bonds are generally expected to rise and fall inversely with interest rates. The market values of intermediate- and longer-term corporate bonds are generally more sensitive to changes in interest rates than the market value of shorter-term corporate bonds. The market values of corporate bonds may be affected by factors directly related to the issuer, such as investors’ perceptions of the creditworthiness of the issuer, the issuer’s financial performance, perceptions of the issuer in the market place, performance of management of the issuer, the issuer’s capital structure and use of financial leverage and demand for the issuer’s goods and services. Certain risks associated with investments in corporate bonds are described elsewhere in this Memorandum. There is a risk that the issuers of corporate bonds may not be able to meet their obligations on interest or principal payments at the time called for by an instrument. We may invest in corporate bonds that are high yield issues rated below investment grade. High yield corporate bonds are often high risk and have speculative characteristics. High yield corporate bonds may be particularly susceptible to adverse issuer-specific developments. High yield corporate bonds are subject to the risks described below under “Below Investment Grade Rating.”
Below Investment Grade Rating.
Initially our investments in corporate bonds, senior loans and other debt instruments consist primarily of securities and loans that are rated below investment grade or unrated and of comparable credit quality. Corporate bonds that are rated below investment grade are often referred to as “high yield” securities. Below investment grade senior loans, high yield securities and other similar instruments are rated “Ba1” or lower by Moody’s, “BB+” or lower by S&P or “BB+” or lower by Fitch or, if unrated, are judged by the Adviser to be of comparable credit quality. While generally providing greater income and opportunity for gain, below investment grade rated corporate bonds, senior loans and similar debt instruments may be subject to greater risks than securities or instruments that have higher credit ratings, including a higher risk of default. The credit rating of a corporate bond and senior loan that is rated below investment grade does not necessarily address its market value risk, and ratings may from time to time change, positively or negatively, to reflect developments regarding the issuer’s financial condition. Below investment grade corporate bonds and senior loans and similar instruments often are considered to be speculative with respect to the capacity of the borrower to timely repay principal and pay interest or dividends in accordance with the terms of the obligation and may have more credit risk than higher rated securities. Lower grade securities and similar debt instruments may be particularly susceptible to economic downturns. It is likely that a prolonged or deepening economic recession could adversely affect the ability of some borrowers issuing such corporate bonds, senior loans and similar debt instruments to repay principal and pay interest on the instrument, increase the incidence of default and severely disrupt the market value of the securities and similar debt instruments.
We may also invest in senior loans and corporate bonds, and may invest in subordinated loans and other debt instruments, rated in the lower rating categories (“Caa1” or lower by Moody’s, “CCC+” or lower by S&P or CCC+ or lower by Fitch) or unrated and of comparable quality. For these securities, the risks associated with below investment grade instruments are more pronounced. We may incur additional expenses to the extent it is required to seek recovery upon a default in the payment of principal or interest on our portfolio holdings. In any reorganization or liquidation proceeding relating to an investment, we may lose its entire investment or may be required to accept cash or securities with a value substantially less than our original investment.
Currency and Exchange Rate Risk.
A portion of our investments, and the income received by us with respect to such investments, may be denominated in currencies other than U.S. dollars. However, our books are maintained, and capital contributions to and distributions from us generally are made, in U.S. dollars. Accordingly, changes in currency exchange rates may adversely affect the dollar value of investments, interest and dividends received by us, gains and losses realized on the sale of investments and the amount of distributions, if any, to be made by us. In addition, we will incur costs in converting investment proceeds from one currency to another. We may enter into hedging transactions designed to reduce such currency risks.
Limited Hedging.
The Adviser does not, in general, attempt to hedge all of the risks of our positions. The Adviser may hedge only foreign exchange risks and interest risks and may hedge such risks only partially. Various directional market risks in our portfolio will often remain entirely unhedged.
When managing our exposure to market risks, the Adviser may from time to time use forward contracts, options, swaps, caps, collars, floors, foreign currency forward contracts, currency swap agreements, currency option contracts, or other strategies. Currency fluctuations in particular can have a substantial effect on our cash flow and financial condition. The success of any hedging or other derivative transactions generally will depend on the Adviser’s ability to predict correctly market or foreign exchange changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction to reduce our exposure to market or foreign exchange risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when we have insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, which reduce the returns generated by us.
Investment in Junior Securities.
Certain of the securities in which we may invest may be among the most junior in a portfolio company’s capital structure and, thus, subject to the greatest risk of loss. In such cases, there will be no collateral to protect our investment once made.
Portfolios of Investments.
We may seek to purchase from market participants in need of liquidity substantial portions of such participants’ existing loan portfolios. Because the bidding process in respect of such portfolios may be compressed, the Adviser may not be able to conduct its typical level of diligence. Notwithstanding a compressed diligence process, such portfolios may contain certain instruments that are complex and difficult to evaluate. In purchasing entire portfolios, we may acquire certain instruments that are less desirable or that we would not have otherwise acquired had they not been part of the larger portfolio. In addition, despite the Adviser’s efforts to reduce the risks associated with a portfolio acquired from another market participant, the portfolio may suffer additional deterioration. As a result, we could suffer substantial losses in respect of a portfolio the Adviser has not been able to adequately diligence.
Lender Liability Risk.
A number of U.S. judicial decisions have upheld judgments of borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability”. Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the Borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of its investments, we may be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower; (ii) engages in inequitable conduct to the detriment of the other creditors; (iii) engages in fraud with respect to, or makes misrepresentations to, the other creditors; or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of other creditors of the borrower, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called "equitable subordination".
Because affiliates of, or persons related to, the Adviser may hold equity or other interests in our obligors, we could be exposed to claims for equitable subordination or lender liability or both based on such equity or other holdings.
Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
We invest in directly originated senior secured loans to middle market companies domiciled in the United States. Our portfolio will consist primarily of direct originations of (i) private debt senior secured debt and unitranche debt (including last out portions of such loans) and, to a lesser extent, (ii) second lien senior secured debt and unsecured debt, including mezzanine debt. In connection with its debt investments we also may receive equity warrants or make select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.
Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we enforce our remedies.
Unitranche Loans. “Unitranche” loans are private debt loans that may extend deeper in a company’s capital structure than traditional private debt debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In some instances, we may find another lender to provide the “first-out” portion of such loan and retain the “last-out” portion of such loan, in which case, the “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that we would continue to hold. This may result in an above average amount of risk and loss of principal. In exchange for the greater risk of loss, the “last-out” portion generally earns a higher interest rate than the “first-out” portion.
Unsecured Debt, including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt in the event of an insolvency. This may result in an above average amount of risk and loss of principal. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.
Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of portfolio companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.
Although equity securities, including common stock, have historically generated higher average total returns than fixed income securities over the long term, equity securities have also experienced significantly more volatility in those returns. Our equity investments may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:
•any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and
•in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.
Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.
There are special risks associated with investing in preferred securities, including:
•preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in debt securities, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to the Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our shareholders will bear his or her share of the Management Fee and Incentive Fee due to the Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.
We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient, or if the portfolio company has debt that ranks equally with, or senior to, our investments.
To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.
Where a portfolio company defaults on a secured loan, we will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. If the underlying collateral value is less than the loan amount, we will suffer a loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.
Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. For example, certain debt investments that we will make in portfolio companies will be secured on a second priority lien basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company.
In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
We do not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, there can be no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.
Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences, or we could become subject to lender liability claims.
Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to certain investments were issued with the intent of hindering, delaying or defrauding creditors, if we were deemed to have provided managerial assistance to that portfolio company or a representative of Willow Tree or the Adviser sat on the board of directors of such portfolio company, or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt proceeds are used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors, void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on such debt obligations.
In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
Drawdowns that will reduce the unfunded Capital Commitments of shareholders and the net proceeds from our investments and Private Offering will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as Management Fee, Incentive Fee, other expenses and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders after we elect to be treated for tax purposes as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
We and/or our portfolio companies may be materially and adversely impacted by global climate change.
Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.
We may not have the funds or ability to make additional investments in our portfolio companies.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements or in order to maintain our RIC status, or otherwise. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.
The prices of the debt instruments and other securities in which we invest may decline substantially.
For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities in which we invest may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be “undervalued” or “discounted” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale, if applicable. It may not be possible to predict, or to hedge against, such “spread widening” risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which we invest.

To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with GAAP and taxable income prior to receipt of cash, including the following:
•Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•For GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
•The presence of OID and PIK creates the risk of non-refundable cash payments to the Adviser in the form of Incentive Fees on income based on non-cash OID and PIK accruals that may never be realized; and
•In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing Incentive Fees.
•Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.
•The deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan.
Risks Related to Legal, Tax and Regulatory Risks
Changes in Law, Regulation or Policies.
We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our operations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. For example: in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
These changes could result in material differences to the strategies and plans described herein and may result in a shift in investment focus. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

Impact of changes in U.S. federal income tax laws uncertain.
In general, legislative or other actions relating to U.S. federal income taxes could have an adverse effect on us, our investors, or investments. The rules addressing U.S. federal income taxation are constantly under review by persons involved in the legislative process, by the IRS, and the U.S. Treasury Department. Recent legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) into law. At this time, we cannot predict with certainty how the U.S. federal income tax provisions of the Inflation Reduction Act might affect us, our investors, or investments. Investors are urged to consult with their tax advisor with respect the status of any legislative, regulatory, or administrative developments and proposals regarding U.S. federal income taxation and the potential impact that such developments or proposals may have on an investment in us.
Withholding U.S. federal tax with respect to Non-U.S. shareholders.
Under certain circumstances, we may be required to withhold U.S. federal income tax with respect to distributions to Non-U.S. shareholders. If we are required to withhold U.S. federal income tax with respect to any Non-U.S. shareholders, the economic cost of withholding such U.S. federal income tax may be borne by all shareholders, not just the Non-U.S. shareholders on whose behalf such amounts were withheld. This could have a material impact on the value of the Shares.
Treatment as a “publicly offered regulated investment company.”
For U.S. federal income tax purposes, a “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after commencing this offering; however, we may qualify as a publicly offered RIC for U.S. federal income tax purposes for future taxable years. If we are not treated as a publicly offered RIC for U.S. federal income tax purposes for any calendar year, temporary U.S. Treasury Regulations provided that each U.S. shareholder that is an “affected investor” within the meaning of the temporary U.S. Treasury Regulations that is an individual, trust or estate will be treated as having, among other things, received a dividend from us in the amount of such U.S. shareholder’s allocable share of the affected RIC expenses, including the base management fee, incentive fees paid to the Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Individuals are not allowed to claim miscellaneous itemized deductions for the 2018 through 2025 taxable years. In addition, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.
Investment Company Regulation.
As a BDC, the 1940 Act would require, among other things that we have independent members of the Board, compel certain custodial arrangements, and regulate the relationship and transactions between us and the Adviser. Compliance with some of those provisions could possibly reduce certain risks of loss by us, although such compliance could significantly increase our operating expenses and limit our investment and trading activities.
Benefit Plan Regulatory Risks.
The Adviser limits investment by Benefit Plan Investors in order to avoid our assets from being treated as Plan Assets. Accordingly, we do not anticipate that we or the Adviser will be subject to the fiduciary and other requirements of ERISA, the prohibited transaction rules of ERISA or the Code, or any related requirements with respect to any Benefit Plan Investor. However there can be no assurance that, notwithstanding the efforts of the Adviser, that our underlying assets of will not be treated as Plan Assets. If we were at any point treated as holding Plan Assets, the activities of such Company would become subject to the fiduciary responsibility provisions of ERISA and the prohibited transaction provisions of ERISA and the Code, and the operations and investments of such Company may be limited as a result, resulting in a lower return to such Company than might otherwise be the case. Further, in the absence of compliance with ERISA and the prohibited transaction rules of the Code, the Managing Member and the Adviser could be exposed to litigation, penalties and liabilities which might adversely affect their ability to fully satisfy their obligations to us.
Licensing Requirements.
Certain federal and local banking and regulatory bodies or agencies may require us, the Adviser and/or certain employees of the Adviser to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans. It may take a significant amount of time and expenses to obtain such licenses or authorizations and we will be required to bear the costs of obtaining such licenses and authorizations. There can be no assurance that any such licenses or authorizations will be granted or, if granted, whether any such licenses or authorizations would impose restrictions on us. Such licenses may require the disclosure of confidential information about us, shareholders or their respective affiliates. We may not be willing or able to comply with these requirements. Alternatively, the Adviser may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for us and/or any relevant borrower, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license. The inability of us or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect our ability to implement their investment program and achieve their intended results.
Risks Related to Business Development Companies
The Company will be Subject to U.S. Federal Income Tax Imposed at Corporate Rates if it is Unable to Qualify as a RIC.
Although we intend to elect to be treated as a RIC, and intend to qualify annually, for U.S. federal income tax purposes, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC for U.S. federal income tax purposes. To obtain and maintain our qualification as a RIC for U.S. federal income tax purposes, we generally must satisfy certain requirements, including the asset diversification requirement, which is discussed below. In addition, in order to qualify for pass-through treatment under Subchapter M of the Code, we generally must satisfy the distribution requirement, which is also discussed below.
Asset diversification requirement. The asset diversification requirement generally will be satisfied if, at the close of each quarter of the taxable year: (i) at least 50% of the value of our total assets are represented by cash and cash items, U.S. government securities, the securities of other RICs, and investments in “other securities” that, with respect to any one issuer, do not represent more than 5% of the value of our total assets, or more than 10% of the outstanding voting securities of such issuer; and (ii) no more than 25% of the value of our total assets are invested in (a) securities of any one issuer (other than U.S. government securities and securities of other RICs), (b) the securities (other than securities of other RICs) of two or more issuers that are controlled by us and are engaged in the same, similar, or related trades or business, or (c) the securities of one or more “qualified publicly traded partnerships” (“Asset Diversification Requirement”) Failure to satisfy the Asset Diversification Requirement may result in us having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC for U.S. federal income tax purposes. Because most of our investments will be in private companies and, therefore, will be relatively illiquid, any such dispositions could be entered into at disadvantageous prices and could result in substantial losses. In addition, until we have a more ramped-up portfolio of investments, we may have difficulty satisfying the Asset Diversification Requirement during our ramp-up phase.
Distribution requirement. The distribution requirement generally will be satisfied if our deduction for dividends paid for the tax year (but without regard to capital gain dividends) equals or exceeds the sum of (1) 90% of our investment company taxable income (determined without regard to the deduction for dividends paid), and (2) 90% of the excess of our interest income excludable from gross income under Section 103(a) of the Code over its deductions disallowed under Sections 265 and 171(a)(2) of the Code (“Distribution Requirement”). In order to satisfy such amounts, we generally must distribute to our shareholders for each taxable year at least 90% of our “investment company taxable income,” which generally is our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making the necessary distributions to satisfy the Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC for U.S. federal income tax purposes.
If we fail to qualify as a RIC for U.S. federal income tax purposes for any reason and, therefore, become subject to the U.S. federal corporate income tax, the resulting U.S. federal corporate income taxes could substantially reduce our net assets, the amount of income available for distribution, and ultimately, the amount of our distributions.

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to shareholder dilution.
For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.
We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.
Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our Common Stock, at a price below the current net asset value per share if our Board, including our Independent Directors, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities
Our shareholders could receive shares of our Common Stock as dividends, which could result in adverse tax consequences to them.
In order to satisfy the Annual Distribution Requirement applicable to RICs, if we are a “publicly offered regulated investment company” we have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion could be as low as 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes. As a result, a shareholder would be taxed on 100% of the fair market value of the shares received as part of the dividend on the date a shareholder received it in the same manner as a cash dividend, even though most of the dividend was paid in shares of our Common Stock.

Limits on Capital Raising; Asset Coverage Ratio.
Our business requires a substantial amount of capital. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and may borrow money from banks or other financial institutions, which are referred to collectively herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if we meet certain requirements under the 1940 Act) after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200% (or 150% if we meet certain requirements under the 1940 Act). On October 24, 2024 we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous. As a result of issuing senior securities, we will also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, such preferred stock will rank “senior” to our shares of common stock in our capital structure, preferred shareholders will have separate voting rights for certain purposes and may have rights, preferences or privileges more favorable than those of our shares of Common Stock and the issuance of shares of Common Stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our shareholders or otherwise be in the best interest of our shareholders.
To the extent we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of shares of Common Stock to finance our operations. As a BDC, we generally are not able to issue our shares of Common Stock at a price below NAV without first obtaining required approvals of our shareholders and our independent directors. If we raise additional funds by issuing more of our shares of Common Stock or senior securities convertible into, or exchangeable for, our shares of Common Stock, the percentage ownership of our shareholders at that time would decrease and our shareholders may experience dilution. In addition to issuing securities to raise capital as described above, we could, in the future, securitize our loans to generate cash for funding new investments. An inability to successfully securitize our loan portfolio could limit our ability to grow our business, fully execute our business strategy and improve our profitability.
We currently have in place the Leverage Facility and the Subscription Facility as described above and in other public filings.
The 1940 Act Permits Us to Incur Additional Leverage with Certain Consents.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, legislation enacted in March 2018 modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by decreasing the asset coverage ratio requirement of 200% to 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. We would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. On October 24, 2024 we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150%.
Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our Shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

We May Have Difficulty Paying Our Required Distributions, if We Recognize Income for U.S. Federal Income Tax Purposes Before or Without Receiving Cash Representing Such Income.
For U.S. federal income tax purposes, we include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount (“OID”), which may arise if we receive warrants in connection with the origination of a loan, or contractual “payment-in-kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term, or possibly in other circumstances. Such OID will be included in our taxable income for U.S. federal income tax purposes before we receive any corresponding cash payments. We also may be required to include in our taxable income for U.S. federal income tax purposes certain other amounts that we will not receive in cash. Because, in certain cases, we may recognize taxable income for U.S. federal income tax purposes before or without receiving corresponding cash payments, we may have difficulty meeting the Distribution Requirement. Accordingly, in order to satisfy the Distribution Requirement, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC for U.S. federal income tax purposes and, thus, become subject to U.S. federal income tax imposed at applicable corporate rates.
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Unrealized Depreciation on Our Loan Portfolio Indicating Future Realized Losses and Reduction in Income Available for Distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the loans whose market values or fair values decreased. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.
Qualifying Assets Requirement.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

BDC Status.
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and additional restrictions on transactions with affiliates, and correspondingly decrease our operating flexibility. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, any such failure could cause an event of default under our future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
For any period that we do not qualify as a “publicly-offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC immediately after commencing this offering; however, we may qualify as a publicly offered RIC for U.S. federal income tax purposes for future taxable years. For any period that we are not a publicly offered RIC, a non-corporate shareholder’s allocable portion of our affected expenses, including our management fees, is treated as an additional distribution to the shareholder and is deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are currently not deductible by individuals (and, beginning in 2026, will be deductible to an individual only to the extent they exceed 2% of such U.S. shareholder’s adjusted gross income) and are not deductible for alternative minimum tax purposes.
Risks Related to the Private Placement of Common Stock
Limited Liquidity.
The shares of our Common Stock are illiquid investments for which there will not be a secondary market, nor is it expected that any such secondary market will develop in the future. The shares of our Common Stock will not be registered under the Securities Act, or any state securities law and will be restricted as to transfer by law and in certain cases, by the Subscription Agreement. Shareholders generally may not sell, assign or transfer their shares without our prior written consent, which we may grant or withhold in our sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares of our Common Stock. Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.
Restrictions on Transfers.
The shares of our Common Stock have not been, and will not be, registered under the Securities Act or under any state securities laws and, unless so registered, may not be offered or sold except pursuant to an effective registration under, or exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
In addition, any investor who participates in the Private Offering may not sell, assign, transfer or otherwise dispose of any shares of Common Stock (“Transfer”) unless (i) we give prior written consent and (ii) the Transfer is made in accordance with applicable securities law. No Transfer will be effectuated except by registration of the Transfer on our books. Transfers to Benefit Plan Investors may be restricted so that we will not be treated as holding Plan Assets. Each transferee must agree to be bound by these restrictions and all other obligations as an investor in us.
We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.
We operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.
Shareholders will be obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash.
Shareholders may be obligated to fund drawdowns to purchase shares of Common Stock based on their Capital Commitment. To satisfy such obligations, shareholders may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash. Failure by a shareholder to timely fund its Capital Commitment may result in some of its shares of Common Stock being forfeited or subject the shareholder to other remedies available to us, as set forth in further detail in the form of Subscription Agreement attached as an exhibit to this Annual Report. Failure of a shareholder to contribute their Capital Commitments could also cause us to be unable to realize our investment objective. A default by a substantial number of shareholders or by one or more shareholders who have made substantial Capital Commitments would limit our opportunities for investment or diversification and would likely reduce our returns.
Shareholders who default on their Capital Commitment to us will be subject to significant adverse consequences.
The Subscription Agreement provides for significant adverse consequences in the event a shareholder defaults on its Capital Commitment to us. In addition to losing its right to participate in future drawdowns, a defaulting shareholder may be forced to transfer its shares of Common Stock to a third party for a price that is less than the net asset value of such shares of Common Stock.
The fiduciary of any investor governed by the fiduciary rules under ERISA, Section 4975 of the Code or the provisions of any other applicable federal, state, local, non-U.S., or other laws or regulations that are similar to Title I of ERISA or Section 4975 of the Code (collectively, “Similar Laws”) must determine that an investment in the Company is appropriate for such investor.
Until such time as our shares of Common Stock are considered “publicly offered securities” within the meaning of the Plan Asset Regulations, we will use commercially reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” under the Plan Asset Regulations. The fiduciary of each prospective investor subject to ERISA, Section 4975 of the Code or other Similar Laws must independently determine whether our stock is an appropriate investment for such investor, taking into account any fiduciary obligations under ERISA, Section 4975 of the Code or other applicable Similar Laws and the facts and circumstances of each such investor.
Risks Related to our Common Stock
Investing in our Common Stock involves a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Common Stock may not be suitable for someone with lower risk tolerance.
The amount of any distributions we may make on our Common Stock is uncertain. We may not be able to pay distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
Subject to our Board's discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our shareholder in the future.
A Shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our Charter authorizes us to issue up to 200,000,000 shares of Common Stock. Pursuant to our Charter, a majority of our Board may amend our Charter to increase the number of shares of Common Stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in Private Offerings. To the extent we issue additional shares of Common Stock at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
Under the 1940 Act, we generally are prohibited from issuing or selling our Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our Common Stock, or warrants, options, or rights to acquire our Common Stock, at a price below the current net asset value of our Common Stock if our Board determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock or securities convertible into, or exchangeable for, our Common Stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution. Depending on the terms and pricing of such offerings and the value of our investments, you may also experience dilution in the net asset value and fair value of your shares of our Common Stock.
Certain provisions of our Charter and actions of our Board could deter takeover attempts and have an adverse impact on the value of shares of our Common Stock.
Our Charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-year terms, which could prevent shareholders from removing a majority of directors in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our Charter to increase the number of shares of our Common Stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our Common Stock the opportunity to realize a premium over the value of shares of our Common Stock.
The net asset value of our Common Stock may fluctuate significantly.
The net asset value of our Common Stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•failure to qualify for or loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of the Adviser or certain of its key personnel;

•general economic trends and other external factors; and
•loss of a major funding source.
Shareholders will experience dilution in their ownership percentage if they do not elect to reinvest their distributions.
All distributions declared in cash payable to shareholders will generally be automatically reinvested in shares of our Common Stock, unless otherwise elected by the shareholder. As a result, shareholders that do not elect to reinvest their distributions may experience dilution over time.
If we issue preferred stock or convertible debt securities, the net asset value of our Common Stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or convertible debt securities would result in a higher yield or return to our shareholders. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our Common Stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our Common Stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of Common Stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our Common Stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our Common Stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our Common Stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our Common Stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of Common Stock and may at times have disproportionate influence over our affairs.
Preferred stock could be issued with rights and preferences that would adversely affect holders of our Common Stock, including the right to elect certain members of our Board and have class voting rights on certain matters.
Under the terms of our Charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. For example, the 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of distributions or dividends, as applicable, to the holders of our Common Stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.
General Risks
We may experience fluctuations in our operating results.
We may experience fluctuations in our operating results due to a number of factors, some of which may be beyond our control, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt investments we make, the level of our expenses, variations in and the timing of the recognition of realized gains or losses, unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other s.
We will expend significant financial and other resources to comply with the requirements of being a reporting entity under the Exchange Act.
As a BDC, we will be subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We will implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, and may require significant expenditures, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We also expect to incur significant additional annual expenses related to these steps, and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements to the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and other similar expenses. We cannot be certain when these activities will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
The systems and resources necessary to comply with applicable reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. See “—We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.”
We do not currently have comprehensive documentation of our internal controls.
We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of its financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following an Exchange Listing, lead to a decline in the market price of our Common Stock.

Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.
We cannot predict if investors will find our Common Stock less attractive because we will rely on some or all of these exemptions. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We have processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the our day-to-day operations and has implemented a cybersecurity program that applies to us and our operations.
Governance and Oversight of Cybersecurity Risk
The Adviser has instituted a cybersecurity program, overseen by the Adviser's Chief Compliance Officer ("CCO"), which is designed to assess, identify, and manage material cyber risks applicable to us. The cyber risk management program involves risk assessments, identification of sensitive information assets (“Critical Information”), implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely on. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by us.
We rely on the Adviser to engage external experts, including cybersecurity consultants, to evaluate cybersecurity measures and risk management processes, and depends on and engages various third parties, including suppliers, vendors, and service providers. The Adviser conducts ongoing due diligence of its significant service providers to determine whether the cybersecurity programs of service providers include, among other things, procedures and safeguards designed to ensure the protection of Critical Information.

Our Board would be made aware of any material risks associated with cybersecurity threats. Our Board currently receives periodic updates from our CCO regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.
Our management team, including our CCO, is responsible for assessing and managing material risks from cybersecurity threats. Our CCO, in managing such risks relating to cybersecurity threats, relies on the assistance provided by the Adviser.
Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of material cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with legal, information technology, and/or compliance personnel of the Adviser.
Impact of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, results of operations, and financial condition are regularly evaluated. During the reporting period, we have not identified any material risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operation, and financial condition.
ITEM 2. PROPERTIES
Our principal executive office is at 450 Park Avenue, 29th Floor, New York, NY 10022 and is provided by Willow Tree in accordance with the terms of the Administration Agreement. We do not own any real estate. We believe that our current office facilities are suitable and adequate for our business as currently conducted.
ITEM 3. LEGAL PROCEEDINGS
Neither we nor the Adviser are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses, as of December 31, 2024. We and the Adviser may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We do not intend to list our shares on a national securities exchange, and the Board does not expect to complete a liquidity event within any specific time period, if at all.
Our outstanding shares of common stock ("Common Stock") will be offered and sold in transactions exempt from registration under the Securities Act under section 4(a)(2) and Regulation D and Regulation S. Each purchaser will be required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of common stock sold outside the United States, is not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) is acquiring the common stock purchased by it for investment and not with a view to resale or distribution.
Each purchaser of our Common Stock will be required to complete and deliver to us, prior to the acceptance of any order, a Subscription Agreement substantiating the purchaser’s investor status and including other limitations on resales and transfers of our Shares.
Our shares of Common Stock will not be registered under the Securities Act. The shares of our Common Stock issued in the Private Offering are expected to be exempt from registration requirements pursuant to Section 4(a)(2) of and Regulation D or Regulation S under the Securities Act.
Because our shares of Common Stock will be acquired by investors in one or more transactions “not involving a public offering,” they will be “restricted securities.” The shares of our Common Stock offered and sold in the Private Offering may not be sold or transferred (i) except as permitted under the Subscription Agreement, including in connection with transfers to us in connection with our Share Repurchase Program and (ii) unless they are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required).
Accordingly, an investor must be willing to bear the economic risk of investment in our Common Stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares of our Common Stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares our Common Stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 31, 2025, there were 39 holders of record of our Common Stock.
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
During the year ended December 31, 2024, there were no dividends declared.
Recent Sales of Unregistered Securities and Use of Proceeds
In March 2024, we issued and sold 68 shares of Common Stock, par value $0.01, to Timothy Lower and James Roche, for an aggregate purchase price of $1,020. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Except as previously reported by the Company on its current reports on Form 8-K and the sale in March 2024, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.
Repurchases of Shares of Common Stock by the Issuer and Affiliated Purchasers
We did not conduct any repurchases of our shares of Common Stock during the year ended December 31, 2024.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 8 of this Annual Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview of Our Business
Willow Tree Capital Corporation (the "Company," "we," "us" or "our") was formed on June 29, 2022 as a Maryland corporation. The Company invests primarily in floating rate middle market senior secured loans. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes and to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”). The Adviser is an investment adviser that is registered with the SEC under the Advisers Act. As an externally managed BDC, we do not have any employees, and our investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay the Adviser for investment and management services pursuant to the terms of the Investment Management Agreement. Willow Tree Credit Partners LP serves as our Administrator. The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into a sub-administration agreement with State Street pursuant to which State Street will receive compensation for its services.
Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We invest primarily in primarily in floating rate middle market senior secured loans. We define “middle market” as companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA” ranging from approximately $5 million to $75 million. These loans are typically secured with a priority lien on assets. Our investment objectives are to maximize the total return to our shareholders in the form of current income and capital appreciation. To achieve our investment objective, we will leverage the Adviser's investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. We expect to generate returns primarily from interest income and fees from senior secured loans, with some capital appreciation through nominal junior capital co-investments.
Formation Transaction
Prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”), under which the Onshore Fund would merge with and into the Company, with the Company surviving the merger (the “Onshore Merger”). Prior to the completion of the Onshore Merger, the Adviser served as investment adviser to the Onshore Fund. Under the Onshore Merger Agreement, the members of the

Onshore Fund would receive approximately 0.99 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result of the Onshore Merger, the Company issued 6,939,661 shares of Common Stock, and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets (collectively, the “Onshore Assets”), which assets had an aggregate net asset value of $108.9 million.
Contemporaneously with entering the Onshore Merger Agreement, and prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”), under which the Offshore Fund would merge with and into the Company, with the Company surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Prior to the completion of the Offshore Merger, the Adviser served as investment adviser to the Offshore Fund. Under the Offshore Merger Agreement, the members of the Offshore Fund would receive one (1) share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result of the Offshore Merger, the Company issued 4,803,384 shares of Common Stock, and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets (collectively, the “Offshore Assets”), which assets had an aggregate net asset value of $75.4 million.
Following the completion of the Mergers, the Company’s total assets were approximately $389.0 million consisting of 99 loans to 33 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets.
Portfolio Composition
As of December 31, 2024, we had investments in 39 portfolio companies with an aggregate amortized cost of $488.5 million.
As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$488,544	100%	$490,462	100%
	$488,544	100%	$490,462	100%

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of December 31, 2024, were 10.2% and 4.2 years.
Investment Activity
For the period from November 8, 2024 to December 31, 2024, we made 7 new investments totaling $86.0 million of commitments, excluding short-term investments. We had no investment realization activity.

The industry composition of investments based on fair value as of December 31, 2024 was as follows:

December 31, 2024
Health Care Providers & Services	17.77%
Commercial Services & Suppliers	15.46%
Insurance	11.91%
Aerospace & Defense	10.13%
Specialized Consumer Services	7.97%
Diversified Financial Services	7.45%
Financial Services	5.82%
Business Services	5.77%
Software	5.27%
Consumer Products	3.12%
Consumer Services	2.78%
Industrials	2.61%
Manufacturing	1.82%
Multi-Utilities	1.20%
Health Care Equipment & Supplies	0.70%
Restaurants	0.22%
Total	100%
See Note 4 to our consolidated financial statements for further discussion on the Company's portfolio and selected balance sheet information as of December 31, 2024.
The geographic composition of investments at cost and fair value as of December 31, 2024 were as follows (amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	488,544	$490,462	100%	208.27%
Total investments	$488,544	$490,462	100%	208.27%

Our Adviser monitors on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.
As part of the monitoring process, our Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:
•Investment Rating 1 is strong financial condition, trending positive;

•Investment Rating 2 is stable and performing;
•Investment Rating 3 is trending downward, but no expected principal loss; and
•Investment Rating 4 is non-accrual, possible principal impairment.
Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. All investments that carry a risk rating of 4 will be reviewed at least once per month with the Adviser's Chief Credit Officer, who will be responsible for overseeing our restructuring processes. Activities relating to such investments will range from a heightened level of interfacing with management and all other capital constituents to hiring financial and legal advisers in furtherance of a balance sheet restructuring. When deemed necessary, the Adviser professionals may participate as members or leaders of ad hoc creditors’ committees and/or be called upon to testify in bankruptcy court on behalf of a certain class of creditors. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of December 31, 2024 (amounts in thousands).

Investment Performance Rating	Fair Value	Percentage of Total
Grade 1	$—	0.0%
Grade 2	487,925	99.5%
Grade 3	2,537	0.5%
Grade 4	—	0.0%
Total Investments	490,462	100.0%
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2024, we had no non-accrual assets.
Results of Operations
For the year ended to December 31, 2024
Operating results for the year ended December 31, 2024 were as follows (amounts in thousands):

Total investment income	$7,767
Net operating expenses	8,445
Net investment income before excise tax	(678)
Excise tax expense	44
Net investment income after excise tax	(722)
Net unrealized appreciation (depreciation)	1,918
Net increase in net assets resulting from operations	$1,196
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income (amounts in thousands)

Total interest income	$7,727
Total other income	40
Total investment income	$7,767
Investment income for the year ended December 31, 2024 was driven by our deployment of capital and an increasing invested balance.
Operating Expenses (amounts in thousands)

Interest and borrowing expenses	$3,713
Organizational expenses	2,394
Professional fees	1,319
Management fees	435
Other general and administrative expenses	538
Administration fees	90
Total expenses	$8,489
Professional Fees
Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of us. For the year ended December 31, 2024, the Company incurred $1.3 million in professional fees.
Administration Fees
Administration fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement. See Note 3 to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the year ended December 31, 2024, the Company incurred $0.1 million of administration fees.
Interest and Other Borrowing Expenses
Interest and other borrowing expenses during the year ended December 31, 2024 were attributable to borrowings under the Credit Facility and Subscription Line (as discussed below under “Liquidity and Capital Resources”). For the year ended December 31, 2024, the Company incurred $3.7 million in interest and other borrowing expenses.
Other General and Administrative Expenses
Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the year ended December 31, 2024, the Company incurred $0.5 million in other general and administrative expenses.
Compensation of the Adviser
We pay the Adviser an investment advisory fee for its services under the Investment Management Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee is ultimately borne by the shareholders.

Management Fee
The management fee (“Management Fee”) is payable quarterly in arrears and will be payable at an annual rate of 1.25% of the Company’s net assets at the end of the most recently completed calendar quarter. The Management Fee for any partial quarter will be prorated during the relevant calendar quarter.
See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Management Agreement and the fee arrangement thereunder. For the year ended December 31, 2024, the amount of Management Fee incurred was $0.4 million
Incentive Fees
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
1.No investment-income incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.50%;
2. 100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.714% in any calendar quarter (6.857% annualized) (the portion of pre-incentive fee net investment income that exceeds the hurdle but is less than or equal to 1.714% is referred to as the “catch-up”; the “catch-up” is meant to provide the Adviser with 12.50% of pre-incentive fee net investment income as if a hurdle did not apply if pre-incentive fee net investment income exceeds 1.714% in any calendar quarter); and
3. 12.50% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.714% in any calendar quarter (6.857% annualized) payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 12.50% of all pre-incentive fee net investment income thereafter is allocated to the Adviser).
The following is a graphical representation of the calculation of the investment-income component of the incentive fee:

Pre-Incentive Fee Net Investment Income (express as a percentage of the value of net assets)

0%	1.50%	1.714%
← 0% →	← 100% →	← 12.5% →

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
Unless terminated earlier, the Investment Management Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our Board or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).
For the year ended December 31, 2024, the Company did not accrue any Incentive Fees.
Net Unrealized Appreciation
Net unrealized appreciation during the year ended December 31, 2024 was as follows (amounts in thousands):

Non-Control / Non-Affiliate investments	$1,918
Net unrealized appreciation / (depreciation) on investments	$1,918
For the year ended December 31, 2024, the Company recorded net unrealized appreciation on our current portfolio of $1.9 million. The net unrealized appreciation on the Company’s current portfolio was was driven by fundamental portfolio performance of investments.
Liquidity and Capital Resources
We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Credit Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 192.6% as of December 31, 2024.
Cash Flows
For the year ended December 31, 2024, we experienced a net increase in cash in the amount of $8.1 million. During that period, our operating activities used $83.6 million in cash, consisting primarily of purchases of portfolio investments of $103.7 million, which was partially offset by payables for investments purchased of $13.7 million. In addition, financing activities provided net cash of $91.7 million, consisting primarily of borrowings under the Credit Facility of $67.4 million and proceeds from the issuance of Common Stock of $50.0 million. At December 31, 2024, we had $$8.1 million of cash on hand.

Financing Transactions
Credit Facility
On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a $300.0 million revolving credit facility with Ally Bank, as administrative agent (the “A&R Credit Facility”). The A&R Credit Facility combines, amends and restates the Prior Onshore Credit Facility and the Prior Offshore Credit Facility each as defined and described below.
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly-owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Offshore Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Offshore Borrower was a wholly-owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Offshore Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”). The A&R Credit Facility combines, amends and restates the Prior Onshore Credit Facility and the Prior Offshore Credit Facility, and increases the total commitments thereunder to $300.0 million.
On February 21, 2025, the Borrower entered into a First Amendment to the A&R Credit Facility, which increased the total commitments thereunder from $300.0 million to $500.0 million. See "Recent Developments" for more information.
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
Subscription Line
On November 8, 2024 the Company entered into a $90.0 million revolving credit facility with City National Bank, as administrative agent (the "Subscription Facility"). The Subscription Facility is a replacement of each of the Prior Onshore Subscription Facility (as defined below) and the Prior Offshore Subscription Facility (as defined below).
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
Distributions to Shareholders
We intend to elect to be treated as a RIC under the Code beginning with our tax year ending December 31, 2024, and intend to make the required distributions to our shareholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our Common Stock instead of in cash. A shareholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the shareholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our Common Stock.
The minimum distribution requirements applicable to RICs require us to distribute to our shareholders each year at least 90% of our investment company taxable income, or ICTI, as defined by the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
We made no distributions for the year ended December 31, 2024.
Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Investment Valuation
Investments at Fair Value
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
Revenue Recognition
Interest and Dividend Income
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in our judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity contains PIK provisions, PIK dividends computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.
Other Income
Dividends earned on money market balances are recorded on an accrual basis. Such income is included in other income in the Consolidated Statement of Operations.
Investment Transactions
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized.
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities, as well as any fees for managerial assistance services rendered by the Company to its portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Income Taxes
We intend to elect to be treated as a RIC beginning with our tax year ending December 31, 2024 and intend to qualify annually thereafter as a RIC under Subchapter M of the Code. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually satisfy the Annual Distribution Requirement.
If we fail to distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (collectively, the “Excise Tax Distribution Requirements”), we will be subject to a 4% nondeductible U.S. federal excise tax on the amount by which we do not meet the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year-end (or earlier if estimated taxes are paid).
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2024 was as follows (amounts in thousands):

	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Neptune Platform Buyer LLC	Delayed Draw Term Loan	January 19, 2031	$2,350	$—
Pathstone Family Office LLC	2023 Revolver	May 15, 2028	1,048	(5)
Pathstone Family Office LLC	2023 Delayed Draw Term Loan	May 15, 2029	5,340	(25)
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	(6)
Accession Risk Management Group, Inc.	2019 Revolver	November 1, 2029	1,858	—
Bluehalo Global Holdings, LLC	Revolver	October 31, 2025	12	—
VRC Companies, LLC	2021 Revolver	June 29, 2027	100	—
Systems Planning And Analysis, Inc.	2022 1st Amendment Delayed Draw Term Loan	October 29, 2027	16,745	(32)
Dentive Capital, LLC	Revolver	May 27, 2027	50	—
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	November 1, 2027	100	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	3,128	(6)
Dukes Root Control Inc.	2022 Revolver	June 30, 2025	62	—
RPX Corporation	2020 Revolver	October 23, 2025	2,601	(1)
World Insurance Associates, LLC	2020 Revolver	April 3, 2028	100	—
Ambient Enterprises Holdco LLC	Revolver	December 7, 2029	685	(1)
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	June 28, 2030	1,630	(3)
HLSG Intermediate, LLC	Revolver	March 31, 2028	27	—
Beacon Oral Specialists	2024 6th Amendment Delayed Draw Term Loan	December 14, 2026	3,748	(15)
RKD Group, LLC	2024 Delayed Draw Term Loan	August 17, 2028	519	—
Rogers Mechanical Contractors, LLC	4th Amendment Revolver	September 28, 2028	140	—
Rogers Mechanical Contractors, LLC	4th Amendment Delayed Draw Term Loan	September 28, 2028	738	—
Superjet Buyer, LLC	2024 Incremental Delayed Draw Term Loan	December 30, 2027	4,454	(37)
Dentive Capital, LLC	2024 Incremental Delayed Draw Term Loan	December 23, 2028	973	(6)
Dermcare Management, LLC	4th Amendment Delayed Draw Term Loan	April 21, 2028	3,768	—
American Combustion Industries, LLC	Delayed Draw Term Loan A	August 31, 2028	189	(3)
American Combustion Industries, LLC	Delayed Draw Term Loan B	August 31, 2028	3,772	(50)
American Combustion Industries, LLC	Revolver	August 31, 2028	1,179	(16)
GraphPAD Software, LLC	2024 Revolver	June 30, 2031	1,297	—
GraphPAD Software, LLC	2024 Delayed Draw Term Loan	June 30, 2031	3,113	28
Accession Risk Management Group, Inc.	2024 Delayed Draw Term Loan	November 1, 2029	10,869	33
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(25)
Apex Service Partners, LLC	2024 1st Amendment Incremental Delayed Draw Term Loan	October 24, 2030	7,388	(13)
Apex Service Partners, LLC	2024 1st Amendment Revolver	October 24, 2029	818	(1)
GC Waves Holdings, Inc.	2024 Incremental Delayed Draw Term Loan	October 4, 2030	10,135	101
VRC Companies, LLC	2024 4th Amendment Delayed Draw Term Loan	June 29, 2027	18,577	(63)
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	(34)
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	November 21, 2030	15,000	(263)
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	(88)
IFH Franchisee Holdings, LLC	DELAYED DRAW TERM LOAN	March 31, 2025	3,136	(24)
Total			$135,145	$(555)

Recent Developments
On February 21, 2025, the Borrower entered into a First Amendment to Amended and Restated Loan, Security and Collateral Management Agreement (the "First Amendment"), which amended the A&R Credit Facility. Unless otherwise indicated, the terms used below have the meanings ascribed in the First Amendment. The First Amendment amends the A&R Credit Facility to, among other things, increase the Facility Amount from $300.0 million to $500.0 million.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to certain financial market risks, including valuation risk and interest rate fluctuations.
Valuation Risk
We have invested, and plan to continue to invest, in illiquid debt securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith in accordance with our valuation policy and procedures established by our Board. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Account Policies” to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. Because we have borrowed, and may from time to time borrow money to make investments, our net investment income will depend in part upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. From March 2022 to July 2023, the Federal Reserve periodically raised interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate three times in 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2025, future reductions to to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of December 31, 2024, 99.88% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 0.12% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2024. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$1,420	$(705)	$715
Up 150 Basis Points	1,065	(529)	536
Up 100 Basis Points	710	(352)	358
Up 50 Basis Points	355	(176)	179
Down 50 Basis Points	(355)	176	(179)
Down 100 Basis Points	(710)	352	(358)
Down 150 Basis Points	(1,065)	529	(536)
Down 200 Basis Points	(1,419)	705	(714)
Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Set forth below is an index to our financial statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Willow Tree Capital Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Willow Tree Capital Corporation and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 by correspondence with the custodians and agent banks; when replies were not received from agent banks, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
New York, New York
March 31, 2025

We have served as the Company’s auditor since 2024.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)

ASSETS	As of December 31, 2024
Investments, at fair value:
Non-controlled/non-affiliated investments (cost of $488,544)	$490,462
Cash and cash equivalents	8,107
Receivable for investments sold	224
Dividends and interest receivable	3,052
Receivable from Adviser	460
Deferred financing costs	5,274
Prepaid expenses	390
Total assets	$507,969

LIABILITIES
Borrowings	$242,746
Loans sold under agreement to repurchase	11,641
Interest payable	2,850
Management fees payable	435
Payable for investments purchased	13,657
Accrued expenses and other liabilities	1,150
Total liabilities	$272,479

COMMITMENT AND CONTINGENCIES – Note 7

NET ASSETS
Common stock, $0.01 par value, 200,000,000 shares authorized, 14,940,044 shares issued and outstanding as of December 31, 2024	$149
Additional Paid in Capital	234,145
Distributable earnings (loss)	1,196
Total net assets	$235,490
Total liabilities and net assets	$507,969
NET ASSET VALUE PER SHARE	$15.76

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Operations
(in thousands, except share and per share amounts)

For the year ended December 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,727
Other income	40
Total investment income from non-controlled/non-affiliated investments	7,767
Total investment income	$7,767

Expenses:
Interest and borrowing expenses	$3,713
Organizational expenses	2,394
Professional fees	1,319
Management fees	435
Other general and administrative expenses	538
Administration fees	90
Total expenses	8,489
Net investment income (loss)	$(722)

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	1,918
Net change in unrealized appreciation (depreciation)	1,918
Net increase (decrease) in net assets resulting from operations	$1,196

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$(0.40)
Earnings (loss) per share (basic and diluted)	$0.66
Weighted average shares of common stock outstanding (basic and diluted)	1,811,245

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts )

For the Year Ended December 31, 2024

Net assets at beginning of year, January 1, 2024	$—
Operations:
Net investment income (loss)	(722)
Net change in unrealized appreciation (depreciation) on investments	1,918
Net increase (decrease) in net assets resulting from operations	1,196

Capital Transactions:
Issuance of common stock	234,294
Repurchase of common stock	—
Distributions	—
Net increase (decrease) in net assets from capital transactions	235,490
Net assets at end of year, December 31, 2024	$235,490
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Cash Flows
(in thousands)

For the year ended December 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,196
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(103,659)
Proceeds from sales and principal repayments of investment securities	2,625
Net change in unrealized (appreciation) depreciation on investments	(1,918)
Accretion of discount on investments	(152)
Payment-in-kind investments	(441)
Amortization of deferred debt issuance costs	202
Cash received from Merger	1,932
Changes in operating assets and liabilities:
Dividends and interest receivable	(761)
Receivable for investments sold	(224)
Prepaid expenses	(372)
Receivable from Adviser	49
Accrued expenses and other liabilities	1,096
Interest payable	2,748
Management fees payable	435
Payable for investments purchased	13,657
Net cash provided (used in) by operating activities	$(83,587)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,001
Proceeds from borrowing	126,378
Repayments of borrowing	(59,000)
Repayments of purchase agreements	(23,030)
Deferred debt issuance costs paid	(2,655)
Net cash provided by (used in) financing activities	$91,694
Net increase (decrease) in cash and cash equivalents	$8,107
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$8,107

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Cash Flows
(in thousands)

For the year ended December 31, 2024

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for taxes	184
Cash paid during the period for interest	587
Securities, contributed at fair value as part of In-Kind contribution	386,917
Dividends and interest receivable, contributed as part of In-Kind contribution	2,289
Receivable from Adviser, contributed as part of In-Kind contribution	509
Accrued expenses and other liabilities, contributed as part of In-Kind contribution	53
Interest payable, contributed as part of In-Kind contribution	102
Debt, contributed as part of In-Kind contribution	175,367
Loans sold under agreement to repurchase, contributed as part of In-Kind contribution	34,672
Deferred debt issuance costs, contributed as part of In-Kind contribution	2,822
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Aerospace & Defense
Bluehalo Global Holdings, LLC	(4) (9)	Term Loan	SOFR + 6.00%	10.36%	11/8/2024	10/31/2025	23,838	$23,703	$23,839	10.11%
Bluehalo Global Holdings, LLC	(5) (9)	Revolver	SOFR + 6.00%	10.40%	11/8/2024	10/31/2025	100	$87	$88	0.04%
Neptune Platform Buyer LLC	(4)	Term Loan	SOFR + 5.25%	9.58%	11/8/2024	1/19/2031	9,026	$8,914	$9,026	3.83%
Neptune Platform Buyer LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	2,350	$(30)	$—	—%
Stellant Midco, LLC	(4)	Term Loan	P + 4.75%	10.79%	11/8/2024	10/1/2028	5,080	$5,077	$5,034	2.14%
Stellant Midco, LLC	(4)	Term Loan	P + 4.50%	10.49%	11/8/2024	10/1/2028	4,415	$4,412	$4,375	1.86%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.25%	9.58%	12/10/2024	11/1/2030	5,781	$5,752	$5,752	2.44%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	1,261	$—	$(6)	—%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	556	$554	$555	0.24%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	595	$592	$594	0.25%
Systems Planning And Analysis, Inc.	(5)	Revolver	—	0.50%	11/8/2024	8/16/2027	3,128	$(15)	$(6)	—%
Systems Planning And Analysis, Inc.	(4) (5)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	11/8/2024	10/29/2027	17,224	$395	$446	0.19%
								$49,441	$49,697	21.10%
Business Services
Ambient Enterprises Holdco LLC	(4)	Term Loan	SOFR + 6.00%	10.08%	11/8/2024	6/28/2030	11,691	$11,567	$11,670	4.96%
Ambient Enterprises Holdco LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 6.00%	10.08%	11/8/2024	6/28/2030	1,730	$86	$96	0.04%
Ambient Enterprises Holdco LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	685	$(10)	$(1)	—%
RKD Group, LLC	(4)	Term Loan	SOFR + 6.00%	10.48%	11/8/2024	8/17/2028	6,920	$6,920	$6,920	2.94%
RKD Group, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 6.00%	10.46%	11/8/2024	8/17/2028	2,129	$1,610	$1,610	0.68%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.75%	9.23%	12/31/2024	12/30/2027	828	$815	$815	0.34%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	6/29/2027	1,898	$1,882	$1,898	0.80%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.75%	10.27%	11/8/2024	6/29/2027	2,946	$2,940	$2,946	1.25%
VRC Companies, LLC	(9)	Delayed Draw Term Loan	SOFR + 5.75%	10.30%	11/8/2024	6/29/2027	498	$497	$498	0.21%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	100	$(1)	$—	—%
VRC Companies, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.65%	11/19/2024	6/29/2027	20,483	$1,613	$1,837	0.78%
								$27,919	$28,289	12.00%
Commercial Services & Suppliers
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.10%	9.46%	11/8/2024	8/31/2028	9,307	$9,158	$9,183	3.90%
American Combustion Industries, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.00%	9.46%	11/8/2024	8/31/2028	3,195	$2,955	$2,964	1.26%
American Combustion Industries, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	8/31/2028	3,772	$(75)	$(65)	(0.03)%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.10%	9.46%	11/8/2024	8/31/2028	1,415	$213	$217	0.09%
ESCP DTFS Inc	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	9/28/2029	32,918	$32,359	$32,407	13.76%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.33%	11/21/2024	11/21/2030	27,000	$26,535	$26,528	11.26%
NWP Acquisition Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/21/2024	11/21/2030	15,000	$(131)	$(263)	(0.11)%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	5,000	$(88)	$(88)	(0.04)%
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
TCF III Owl Buyer LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.96%	11/8/2024	4/19/2026	2,100	$2,100	$2,100	0.89%
TCF III Owl Buyer LLC	(4)	Term Loan	SOFR + 5.50%	9.96%	11/8/2024	4/19/2026	2,843	$2,843	$2,843	1.21%
								$75,869	$75,826	32.19%
Consumer Products
Lash Opco, LLC	(4)	Term Loan	SOFR + 2.65%	7.84%	11/8/2024	3/18/2026	2,626	$2,538	$2,538	1.08%
Orthofeet, Inc	(4)	Term Loan	P + 5.50%	10.59%	11/8/2024	7/30/2030	13,010	$12,779	$12,801	5.44%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	1,524	$(27)	$(25)	(0.01)%
								$15,290	$15,314	6.51%
Consumer Services
IFH Franchisee Holdings, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.75%	10.12%	1/10/2025	5/21/2025	13,888	$13,680	$13,680	5.81%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	4.48%	1/10/2025	3/31/2025	3,136	$(24)	$(24)	(0.01)%
								$13,656	$13,656	5.80%
Diversified Financial Services
Pathstone Family Office LLC	(4)	Term Loan	SOFR + 5.00%	9.46%	11/8/2024	5/15/2029	16,113	$16,019	$16,038	6.81%
Pathstone Family Office LLC	(5)	Revolver	—	—	11/8/2024	5/15/2028	1,048	$(6)	$(5)	—%
Pathstone Family Office LLC	(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.46%	11/8/2024	5/15/2029	5,440	$68	$74	0.03%
RPX Corporation	(4)	Term Loan	SOFR + 5.50%	10.02%	11/8/2024	8/2/2030	20,439	$20,236	$20,431	8.68%
RPX Corporation	(5)	Revolver	—	0.50%	11/8/2024	10/23/2025	2,601	$(22)	$(1)	—%
								$36,295	$36,537	15.52%
Financial Services
Electronic Merchant Systems, LLC	(4) (9)	Term Loan	SOFR + 3.75% - 4.75%	9.34%	11/18/2024	8/1/2030	9,943	$9,846	$9,824	4.17%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.75%	9.21%	11/8/2024	8/10/2029	3,613	$3,648	$3,650	1.55%
GC Waves Holdings, Inc.	(9)	Term Loan	SOFR + 4.75%	9.21%	12/31/2024	10/4/2030	32	$32	$32	0.01%
GC Waves Holdings, Inc.	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.21%	11/8/2024	10/4/2030	11,516	$1,273	$1,496	0.64%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.58%	11/8/2024	10/2/2028	2,795	$2,795	$2,806	1.19%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.56%	11/8/2024	10/2/2028	6,964	$6,964	$6,991	2.97%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.55%	11/8/2024	10/2/2028	3,745	$3,745	$3,759	1.60%
								$28,303	$28,558	12.13%
Health Care Equipment & Supplies
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	35	$35	$35	0.01%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	65	$65	$65	0.03%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	1,986	$1,986	$1,986	0.84%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	1,280	$1,280	$1,280	0.54%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	100	$73	$73	0.03%
								$3,439	$3,439	1.45%
Health Care Providers & Services
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Beacon Oral Specialists	(4) (5) (9)	Delayed Draw Term Loan	SOFR + 6.00%	10.36%	11/8/2024	12/14/2026	4,997	$1,219	$1,230	0.52%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	225	$223	$223	0.09%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	2,217	$2,199	$2,202	0.94%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.35%	11/8/2024	5/27/2027	1,909	$1,893	$1,896	0.81%
Dentive Capital, LLC	(4) (5) (9)	Delayed Draw Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	2,128	$1,147	$1,151	0.49%
Dentive Capital, LLC	(5)	Revolver	SOFR + 6.75%	11.35%	11/8/2024	5/27/2027	100	$49	$49	0.02%
Dermcare Holdings, LLC	(6)	Term Loan	SOFR + 17.00%	17.00%	11/8/2024	10/16/2029	585	$577	$588	0.25%
Dermcare Management, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.75%	10.42%	11/8/2024	4/21/2028	14,704	$10,936	$10,936	4.64%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	3,713	$3,671	$3,685	1.56%
LCM SDC Holdings, LLC	(6)	Term Loan	P + 13.25%	17.92%	11/8/2024	2/15/2029	8,375	$8,281	$8,312	3.53%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	1,335	$1,320	$1,325	0.56%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	578	$572	$574	0.24%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.00%	10.62%	11/8/2024	8/19/2027	18,264	$18,111	$18,191	7.72%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	6,387	$6,403	$6,387	2.71%
Salt Dental Collective, LLC		Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	3,596	$3,605	$3,596	1.53%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	7,631	$7,651	$7,631	3.24%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	3,694	$3,703	$3,694	1.57%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	1,556	$1,560	$1,556	0.66%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	1,692	$1,696	$1,692	0.72%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	7,499	$7,519	$7,499	3.18%
Salt Dental Collective, LLC	(9)	Revolver	SOFR + 5.75% - 6.75%	11.42%	11/8/2024	2/15/2028	933	$936	$933	0.40%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	3,748	$3,758	$3,748	1.59%
								$87,029	$87,098	36.97%
Industrials
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	10.40%	11/20/2024	11/15/2029	12,342	$12,100	$12,095	5.14%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	1,711	$(33)	$(34)	(0.01)%
Rogers Mechanical Contractors, LLC	(4)	Term Loan	SOFR + 6.25%	10.91%	11/8/2024	9/28/2028	479	$479	$479	0.20%
Rogers Mechanical Contractors, LLC	(5) (9)	Delayed Draw Term Loan	SOFR + 6.25%	10.87%	11/8/2024	9/28/2028	977	$238	$238	0.10%
Rogers Mechanical Contractors, LLC	(5)	Revolver	—	0.50%	11/8/2024	9/28/2028	140	$—	$—	—%
								$12,784	$12,778	5.43%
Insurance
Accession Risk Management Group, Inc.	(4) (9)	Term Loan	SOFR + 4.75%	9.32%	11/8/2024	11/1/2029	20,768	$20,819	$20,832	8.85%
Accession Risk Management Group, Inc.	(4) (9)	Delayed Draw Term Loan	SOFR + 4.75%	9.21%	11/8/2024	11/1/2029	8,021	$8,041	$8,046	3.42%
Accession Risk Management Group, Inc.		Delayed Draw Term Loan	SOFR + 4.75%	9.08%	11/8/2024	11/1/2029	1,029	$1,032	$1,032	0.44%
Accession Risk Management Group, Inc.	(5)	Revolver	SOFR + 4.75%	9.08%	11/8/2024	11/1/2029	1,858	$5	$—	—%
Accession Risk Management Group, Inc.	(5) (9)	Delayed Draw Term Loan	SOFR + 4.75%	9.31%	11/8/2024	11/1/2029	11,777	$936	$943	0.40%
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Higginbotham Insurance Agency, Inc.	(4) (10)	Term Loan	SOFR + 4.50%	9.08%	11/8/2024	11/24/2028	17,940	$17,811	$17,900	7.60%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	513	$511	$513	0.22%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Term Loan	SOFR + 5.50%	10.59%	11/8/2024	11/1/2028	861	$858	$862	0.37%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	2,247	$2,239	$2,248	0.95%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	1,223	$1,219	$1,223	0.52%
Peter C. Foy & Associates Insurance Services, LLC	(5)	Revolver	—	0.50%	11/8/2024	11/1/2027	100	$—	$—	—%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 6.00%	10.60%	11/8/2024	4/3/2028	4,804	$4,804	$4,804	2.04%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	11/8/2024	4/3/2028	100	$—	$—	—%
								$58,275	$58,403	24.81%
Manufacturing
USALCO, LLC	(4)	Term Loan	SOFR + 4.00%	8.57%	11/8/2024	9/30/2031	8,949	$8,905	$8,949	3.80%
								$8,905	$8,949	3.80%
Multi-Utilities
Dukes Root Control Inc.	(4) (9)	Delayed Draw Term Loan	SOFR + 6.50%	11.20%	11/8/2024	10/8/2030	93	$93	$93	0.04%
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 6.50%	11.16%	11/8/2024	6/30/2025	5,734	$5,734	$5,734	2.43%
Dukes Root Control Inc.	(5) (9)	Revolver	SOFR + 6.50%	11.08%	11/8/2024	6/30/2025	100	$38	$38	0.02%
								$5,865	$5,865	2.49%
Restaurants
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.21%	11/8/2024	7/21/2027	1,081	$1,085	$1,087	0.46%
								$1,085	$1,087	0.46%
Software
GraphPAD Software, LLC	(4)	Term Loan	SOFR + 4.75%	9.08%	11/8/2024	6/30/2031	13,803	$13,738	$13,928	5.91%
GraphPAD Software, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.08%	11/8/2024	6/30/2031	3,458	$329	$376	0.16%
GraphPAD Software, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/30/2031	1,297	$(6)	$—	—%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.83%	11/8/2024	12/30/2027	5,018	$4,973	$4,976	2.11%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	12/30/2027	5,933	$5,881	$5,885	2.50%
Superjet Buyer, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	12/30/2027	5,158	$703	$703	0.30%
								$25,618	$25,868	10.98%
Specialized Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	27,785	$27,514	$27,736	11.78%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	6,613	$6,549	$6,601	2.80%
Apex Service Partners, LLC	(5) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	10,397	$2,996	$3,028	1.29%
Apex Service Partners, LLC	(5)	Revolver	SOFR + 5.00%	9.51%	11/8/2024	10/24/2029	2,555	$1,712	$1,733	0.74%
								$38,771	$39,098	16.61%

Total Private Debt - United States								$488,544	$490,462	208.25%
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Total Private Debt - non-controlled/non-affiliated								$488,544	$490,462	208.25%

(1)Unless otherwise indicated, all loan investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All loan investments are income producing unless otherwise indicated. All loan investments are first lien debt unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for loan investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate ("SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)These loan investments are pledged as collateral under the Company's credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. Any other loan investments listed above are pledged to financing facilities and are not available to satisfy the creditors of the Company.
(5)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par.
(6)Investment is subordinated
(7)Unless otherwise indicated, investment is valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.
(8)Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, the Company had no non-qualifying assets.
(9)For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(10)All or a portion of the investment is pledged as collateral for the Company’s Participation Agreement (as defined in Note 6 “Borrowings”).

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

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
On October 31, 2023, WT Capital Fund - SPV1, LLC (the "SPV Subsidiary"), a wholly owned subsidiary of the Company was formed. The SPV Subsidiary is consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements. On January 19, 2024, Willow Tree Capital Offshore Blocker, LLC (the "Blocker Subsidiary"), a wholly owned subsidiary of the Company was formed. The SPV Subsidiary and Blocker Subsidiary are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by the SPV Subsidiary and Blocker Subsidiary are included in the consolidated financial statements.

On November 8, 2024, immediately prior to the Company electing to be regulated as a BDC (the "BDC Election"), each of Willow Tree Capital Fund, LLC and Willow Tree Capital Offshore Fund, LLC merged with and into the Company (the "Merger"). After the Merger, the Company made the BDC Election, and commenced operations as such there are no comparative financial statements to be presented.
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
Basis of Consolidation
As provided under ASC Topic 946 and Regulation S-X, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. All material intercompany transactions are eliminated in consolidation.

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
The Company consolidated the results of the Company’s wholly owned subsidiaries which are considered to be investment companies. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2024, the Company’s consolidated subsidiaries were WT Capital Fund – SPV1, LLC and Willow Tree Capital Offshore Blocker, LLC (the “Offshore Blocker”).
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. The Company's Board of Directors ("Board") or, if designated pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Adviser will determine the NAV per share quarterly. The NAV per share is equal to the value of total assets minus liabilities divided by the total number of shares of our Common Stock outstanding at the date as of which the determination is made.
As part of the valuation process, the Board, or the valuation designee, as applicable, will take into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board, or the valuation designee, as applicable, will consider whether the pricing indicated by the external event corroborates its valuation.
The Board, or the valuation designee, as applicable, will undertake a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, our quarterly valuation process begins with each portfolio company or investment being initially valued by the respective Willow Tree valuation team. Preliminary valuations are then reviewed and discussed with the principals of Willow Tree. Separately, an independent valuation firm engaged by the Board or the valuation designee, as applicable, will provide third party valuation consulting services with respect to our investments at least twice annually for all investments held in the portfolio for at least six months.
•If the Adviser has been designated as the valuation designee pursuant to Rule 2a-5, valuation conclusions will be documented, discussed with Willow Tree’s valuation committee, finalized, then presented to the Board along with any reports required under Rule 2a-5;
•If the Adviser has not been designated as the valuation designee pursuant to Rule 2a-5:
•Preliminary valuation conclusions will be documented and discussed with Willow Tree’s valuation committee. Agreed upon valuation recommendations will be presented to the Audit Committee;
•The Audit Committee will review the valuation recommendations and recommend values for each investment to the Board; and

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
•The Board will review the recommended valuations and determine the fair value of each investment.
The Board will conduct this valuation process on a quarterly basis.
The Company will apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we will consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2—Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
•Level 3—Unobservable inputs for the asset or liability. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we will apply the valuation policy approved by the Board, which is consistent with ASC 820. Under the valuation policy, we will evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Cash and Cash Equivalents
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits. As of December 31, 2024 the Company held $8.1 million in cash.

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
Organizational and Offering Expenses
The Adviser and its affiliates have incurred organizational and offering expenses on behalf of the Company. Upon making the BDC Election, the Company incurred $1.8 million of organizational expenses, $0.4 million of offering expenses, and $0.7 million of general and administrative expenses that were previously subject to contingencies under the terms of the expense agreement.
Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company, their related documents of organization and the Company’s election to be regulated as a BDC. The Company incurred organizational expenses of $2.4 million as a result of the BDC Election for the year ended December 31, 2024.
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
Revenue Recognition
Interest and Dividend Income
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in our judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity contains PIK provisions, PIK dividends computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.
Other Income
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with our investment activities. Such fees are recognized as income when earned or the services are rendered.
Income Taxes
The Company has elected to be treated as a RIC for the tax year ending December 31, 2024 and intends to qualify annually thereafter as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the financial statements of the Company.
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
If the Company fails to distribute in a timely manner an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax (collectively, the “Excise Tax Distribution Requirements”), the Company will be subject to a 4% nondeductible U.S. federal excise tax on the amount by which the Company does not meet the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year-end (or earlier if estimated taxes are paid).
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
New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the entity's chief operating decision maker ("CODM"). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements. See “Note 13. Segment Reporting” to the consolidated financial statements for more information on the effects of the adoption of ASU 2023-07.
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
3. Agreements and Related Party transactions
Formation Transactions
Prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”). Under this agreement, the Onshore Fund would merge with and into the Company, with the Company surviving the merger (the “Onshore Merger”). Before the completion of the Onshore Merger,

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
the Adviser served as the investment adviser to the Onshore Fund. According to the Onshore Merger Agreement, the members of the Onshore Fund would receive approximately 0.99 shares of our common stock, par value $0.01 per share (the “Common Stock”), for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, the Company issued 6,939,661 shares of Common Stock and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Onshore Assets”), which had an aggregate net asset value $108.9 million.
Contemporaneously with entering the Onshore Merger Agreement, and prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”). Under this agreement, the Offshore Fund would merge with and into the Company, with the Company surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Before the completion of the Offshore Merger, the Adviser served as the investment adviser to the Offshore Fund. According to the Offshore Merger Agreement, the members of the Offshore Fund would receive one (1) share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, the Company issued 4,803,384 shares of Common Stock and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Offshore Assets”), which had an aggregate net asset value of $75.4 million.
Following the completion of the Mergers, the Company's total assets was approximately $389 million, consisting of 99 loans to 33 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets.
Investment Management Agreement
The Company is externally managed by the Adviser pursuant to an Investment Management Agreement. The Adviser is an indirect majority owned subsidiary of Willow Tree Credit Partners LP. Subject to the overall supervision of our Board of Directors of the Company (the "Board"), the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company.
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
For the year ended December 31, 2024, the Company accrued $0.4 million in management fees.
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
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
The following is a graphical representation of the calculation of the investment-income component of the incentive fee:
Pre-Incentive Fee Net Investment Income (express as a percentage of the value of net assets):

0%	1.50%	1.714%
← 0% →	← 100% →	← 12.5% →
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
For the year ended December 31, 2024, the Company accrued $0 in incentive fees.

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”), dated as of November 8, 2024, with Willow Tree Credit Partners LP (the “Administrator”, "Willow Tree"). Under the expected terms of the Administration Agreement, Willow Tree performs, or oversees the performance of, administrative services, which include, but are not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Willow Tree or its affiliates. The Company reimburses Willow Tree for services performed for the Company pursuant to the terms of the Administration Agreement.
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
Expense Agreement
The Company and the Adviser previously entered into an expense agreement, pursuant to which the Adviser and its affiliates have agreed to incur organizational, offering, and other general and administrative expenses on behalf of the Company until the Company elected to be regulated as a BDC under the 1940 Act. Upon making the BDC Election, the Company incurred total expenses of $2.9 million which was composed of $1.8 million of organizational expenses, $0.4 million of offering expenses, and $0.7 million of other general and administrative expenses that were previously subject to contingencies under the terms of the expense agreement.
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
4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 was as follows (amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Private Debt	488,544	$490,462	100%
Total investments	$488,544	$490,462	100%

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described (amounts in thousands):

Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$490,462	$490,462
Total investments	$—	$—	$490,462	$490,462
The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024 (amounts in thousands):

Period Ended December 31, 2024:	Private Debt	Total Investments
Fair value, beginning of period	$—	$—
Securities contributed in-kind at fair value	386,917	386,917
Purchases of investments (including PIK, if any)	104,100	104,100
Proceeds from principal repayments and sales of investments	(2,625)	(2,625)
Accretion of discount/amortization of premium	152	152
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	1,918	1,918
Transfers into Level 3 (1)	—	—
Transfers out of Level 3 (1)	—	—
Fair value, end of period	$490,462	$490,462
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2024	1,918	1,918
(1)For the year ended December 31, 2024, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

Type of Investment	Fair Value as of 12/31/24	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Loans	$350,490	Yield Analysis	Yield %	7.71% - 16.30%	9.75%
Private Loans	82,331	Market Approach	Enterprise Value/EBITDA	5.75x - 22.50x	14.25x
Recent Transaction	57,641	Recent Transaction
Total	490,462

6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024, the Company’s asset coverage was 192.6%.

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
The following table presents the Company's outstanding borrowings as of December 31, 2024 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$300,000	$214,766	$85,234	$214,766	11/8/2029
Subscription Line	90,000	27,980	62,020	27,980	11/7/2025
Participation Agreements	11,641	11,641	—	11,641	2/6/2025
Total	$401,641	$254,387	$147,254	$254,387
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
For the period ended December 31, 2024, the Company had total average borrowings of $258.4 million at a weighted average interest rate of 8.71%.
Credit Facility

On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a $300.0 million revolving credit facility with Ally Bank, as administrative agent (the “A&R Credit Facility”). The A&R Credit Facility combines, amends and restates the Prior Onshore Credit Facility and the Prior Offshore Credit Facility each as defined and described below.
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly-owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Prior Offshore Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Offshore Borrower was a wholly-owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Offshore Borrower was the borrower under a $100 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”). The A&R Credit Facility combines, amends and restates the Prior Onshore Credit Facility and the Prior Offshore Credit Facility, and increases the total commitments thereunder to 300.0 million.
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
The A&R Credit Facility matures on November 8, 2029 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum, at the Company's option. The A&R Credit Facility also charges a non-usage fee, which for the first three months is calculated daily based on the product of 0.50% and the unused facility amount. Thereafter, the non-usage fee is the sum of the following:
i.for each day during the accrual period that the advances outstanding on such day are less than or equal to the product of 25.00% multiplied by the facility amount on such day, the sum of the products for each such day during such accrual period of (A) one divided by 360, (B) 1.00% and (C) the unused facility amount as of each such day; plus
ii.for each day during the accrual period that the advances outstanding on such day are greater than the product of 25.00% multiplied by the facility amount on such day, but less than the product of 50.00% multiplied by the

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
facility amount on such day, the sum of the products for each such day during such accrual period of (A) one divided by 360, (B) 0.75% and (C) the unused facility amount as of each such day; plus
iii.for each day during the accrual period that the advances outstanding on such day are greater than the product of 50.00% multiplied by the facility amount on such day, the sum of the products for each such day during such accrual period of (A) one divided by 360, (B) 0.50% and (C) the unused facility amount as of each such day.
As of December 31, 2024, the Company had an aggregate amount of $214.8 million of debt outstanding.
For the year ended December 31, 2024, the components of interest expense related to the Ally Bank A&R Credit Facility were as follows (amounts in thousands):

For the year ended December 31, 2024
Borrowing interest expense	$1,825
Unused facility fee	107
Amortization of deferred financing costs	160
Total interest and debt financing expense	$2,092
Average borrowings	175,338
Weighted average interest rate	7.05%
As of December 31, 2024, each of the Company and the Borrower were in compliance with all covenants and other requirements applicable to it under the A&R Credit Facility.
Subscription Line
On November 8, 2024 the Company entered into a $90.0 million revolving credit facility with City National Bank, as administrative agent (the "Subscription Facility"). The Subscription Facility is a replacement of each of the Prior Onshore Subscription Facility (as defined below) and the Prior Offshore Subscription Facility (as defined below).
Prior to the consummation of the transactions under the Merger Agreements, and prior to the effectiveness of the Subscription Facility, (a) the Onshore Fund was the borrower under a revolving credit facility with City National Bank as administrative agent (the "Prior Onshore Subscription Facility") and (b) the Offshore Fund was a borrower under a revolving credit facility with City National Bank as administrative agent (the "Prior Offshore Subscription Facility" and, collectively with the Prior Onshore Subscription Facility, the "Prior Subscription Facilities"). In connection with the Mergers and the consummation of the transactions under the Merger Agreements, each of the Prior Subscription Facilities were terminated.
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
The Subscription Facility includes customary representations and warranties, and is required to comply with various affirmative and negative covenants, reporting requirements and other customary requirements for similar credit facilities and includes usual and customary events of default for credit facilities of this nature.
The Subscription Facility matures on November 7, 2025 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum or Prime Rate plus 1.50% per annum, at the Company's option. The Subscription Facility also charges an unused commitment fee of 0.35% per annum on the unused available commitment during the applicable calender quarter. As of December 31, 2024, the Company had an aggregate amount of $28.0 million of debt outstanding.
For the year ended December 31, 2024, the components of interest expense related to the City National Bank Subscription Facility were as follows (amounts in thousands):

For the year ended December 31, 2024
Borrowing interest expense	$876
Unused facility fee	10
Amortization of deferred financing costs	115
Total interest and debt financing expense	$1,001
Average borrowings	71,436
Weighted average interest rate	8.31%
Participation Agreements
Macquarie Bank Limited
In order to finance certain investment transactions, the Company may, from time to time, enter into secured borrowing agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90 days from the date it was sold (the “Macquarie Transaction”).
On November 8, 2024, we entered into a secured borrowing agreement which was collateralized by certain investments as indicated within the Consolidated Schedule of Investments. In accordance with ASC Topic 860, Transfers and Servicing, these Macquarie Transaction meet the criteria for secured borrowings. Accordingly, the investments financed by the Macquarie Transaction remains on the Company’s Statement of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Secured Borrowings”). Interest under the secured borrowing agreement is calculated at the inception of each secured borrowing agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.68%.
As of December 31, 2024, the Company had outstanding Secured Borrowings of $11.6 million associated with the secured borrowing agreement that was entered into on November 8, 2024. As of December 31, 2024, the remaining contractual maturity of the secured borrowing agreement was 37 days.
The components of interest expense related to Macquarie for the year ended to December 31, 2024 were as follows (amounts in thousands):

For the year ended December 31, 2024
Borrowing interest expense	$620
Unused facility fee	—
Amortization of deferred financing costs	—
Total interest and debt financing expense	$620
Average borrowings	36,850
Weighted average interest rate	8.64%

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following tables as of the end of the last fiscal year.The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Credit Facility
Fiscal 2024	$214,766	$1,926	$—	N/A
Subscription Line
Fiscal 2024	$27,980	$1,926	$—	N/A
Participation Agreements
Fiscal 2024	$11,641	$1,926	$—	N/A
(1)Total amount of each class of senior securities outstanding at principal value at the end of the period presented.
(2)Asset coverage per unit is the ratio of the principal balance of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, divided by the aggregate amount of senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit”.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.
(4)Not applicable because senior securities are not registered for public trading on a stock exchange.

7. Commitments and Contingencies
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
Other Commitments and Contingencies
Unfunded commitments
The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $135.1 million. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. As of December 31, 2024, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$10,869
Accession Risk Management Group, Inc.	Revolver	1,858
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	1,630
Ambient Enterprises Holdco LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	189
American Combustion Industries, LLC	Delayed Draw Term Loan	3,772
American Combustion Industries, LLC	Revolver	1,179
Apex Service Partners, LLC	Delayed Draw Term Loan	7,388
Apex Service Partners, LLC	Revolver	818
Beacon Oral Specialists	Delayed Draw Term Loan	3,748
Bluehalo Global Holdings, LLC	Revolver	12
Dentive Capital, LLC	Delayed Draw Term Loan	973

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded
Dentive Capital, LLC	Revolver	50
Dermcare Management, LLC	Delayed Draw Term Loan	3,768
Dukes Root Control Inc.	Revolver	62
Elessent Clean Technologies Inc.	Revolver	1,711
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10,135
GraphPAD Software, LLC	Delayed Draw Term Loan	3,113
GraphPAD Software, LLC	Revolver	1,297
HLSG Intermediate, LLC	Revolver	27
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
Neptune Platform Buyer LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	15,000
NWP Acquisition Holdings, LLC	Revolver	5,000
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office LLC	Revolver	1,048
Peter C. Foy & Associates Insurance Services, LLC	Revolver	100
RKD Group, LLC	Delayed Draw Term Loan	519
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	738
Rogers Mechanical Contractors, LLC	Revolver	140
RPX Corporation	Revolver	2,601
Superjet Buyer, LLC	Delayed Draw Term Loan	4,454
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	16,745
Systems Planning And Analysis, Inc.	Revolver	3,128
VRC Companies, LLC	Delayed Draw Term Loan	18,577
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	100
		$135,145
Off balance sheet risk
Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2024, there were no commitments outstanding for derivative contracts.
Legal proceedings
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any material pending legal proceedings.
8. Net Assets
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
In connection with the Mergers, the Company issued 11,743,045 shares of common stock, par value $0.01 per share, in exchange for a portfolio of assets with an aggregate net asset value of $184.3 million. Such shares were issued on reliance of the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. As of December 31, 2024, the Company has 14,940,044 issued and outstanding shares.

9. Distributions and Dividend Reinvestment
During the year ended December 31, 2024, no distributions had been declared or paid by the Company.
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for Stockholders. As a result, in the event of a declared cash distribution or other distribution, each Stockholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of Common Stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2024 (amounts in thousands, except per share data):

For the year ended December 31, 2024
Net increase (decrease) in net assets resulting from operations	$1,196
Weighted average shares outstanding (basic and diluted)	1,811
Earnings (loss) per share (basic and diluted)	$0.66
11. Tax Information
As of December 31, 2024, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and permanent book or tax differences arising during the year ended December 31, 2024 (amounts in thousands).

2024
Other temporary differences	$(2,380)
Undistributed ordinary income	$1,561
Unrealized appreciation (depreciation)	1,918
Components of distributable earnings	$1,099

Taxable income for the year ended December 31, 2024, appears as follows (amounts in thousands):

2024
Taxable income	$1,950
Taxable income, per share	$0.13
Weighted average shares of common stock outstanding	$12,276

The aggregate gross unrealized appreciation and depreciation of the Company’s investment over cost for U.S. federal income tax purposes appears as follows (amounts in thousands):

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024

2024
Gross unrealized appreciation	$2,273
Gross unrealized depreciation	$(355)
Net unrealized appreciation (depreciation)	$1,918
Tax cost of investments	$488,544

For the year ended December 31, 2024, the Company accrued excise tax of $0.04 million. The Company did not pay excise tax for the year ended December 31, 2024.
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations.
12. Financial Highlights
The following are financial highlights for common shares outstanding during the period from November 8, 2024 (commencement of operations) to December 31, 2024 (in thousands, except share and per share amounts):

For the period from November 8, 2024 (commencement of operations) to December 31, 2024
Per share data: (1)
Net asset value, beginning of period	$15.69
Net investment income (loss)	(0.06)
Net realized and unrealized gain (loss)	0.13
Net increase (decrease) in net assets from operations	0.07
Distributions declared (2)	—
Total increase (decrease) in net assets	0.07
Net asset value, end of period	$15.76
Shares outstanding, end of period	14,940,044

Total Return(3)	0.45%

Ratios
Ratio of net expenses to average net assets (4)	22.26%
Ratio of net investment income (loss) to average net assets (4)	(2.49)%
Portfolio turnover rate (5)	0.54%

Supplemental Data:
Net Assets, end of period	$235,490
Weighted average shares outstanding	12,275,935
Total capital commitments, end of period	$470,350
Asset coverage ratio	192.57%
Ratio of total contributed capital to total committed capital, end of period	49.81%

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2024
(1)Per share amounts are calculated based on the weighted average shares outstanding during the period from November 8, 2024 (commencement of operations) to December 31, 2024.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(4)Amounts are annualized except for organizational costs. For the period ended December 31, 2024, the ratio of total operating expenses to average net assets was 21.04%, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented 1.50% of average net assets.
(5)Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.
13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate attractive risk-adjusted total returns consisting current income and of capital appreciation. The CODM, which comprises the Company’s chief executive officer and chief financial officer, assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes consolidated net income as a key metric in determining the amount of distributions to be paid to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

14. Subsequent Events
The Company's management evaluated subsequent events through the date of the issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024, except as discussed below.
On February 21, 2025, the Borrower entered into a First Amendment to Amended and Restated Loan, Security and Collateral Management Agreement (the "First Amendment"), which amended the A&R Credit Facility. Unless otherwise indicated, the terms used below have the meanings ascribed in the First Amendment. The First Amendment amends the A&R Credit Facility to, among other things, increase the Facility Amount from $300.0 million to $500.0 million.
On March 28, 2025, the Company issued approximately 3,090,234 shares of its common stock at an issuance price of $16.18 per share for aggregate proceeds of approximately $50.0 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
(b) Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC.
(c) Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None
(b) For the year ended December 31, 2024, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the date of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the date of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the date of our fiscal year-end.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed October 30, 2024)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
4.1
Form of Subscription and Capital Commitment Agreement (Immediate Share Issuance) (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form 10, filed on May 24, 2024)

4.2	Form of Subscription and Capital Commitment Agreement (Draw Down) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
4.3	Description of Securities*
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

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
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

10.9	Form of Custodian Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
10.10	Expense Agreement between the Company and Willow Tree Capital (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form 10, filed on May 24, 2024)

10.11
First Amendment to Amended and Restated Loan, Security and Collateral Management Agreement, dated as of February 21, 2025, by and between Willow Tree Capital Corporation, as collateral manager, WT Capital Fund – SPV1, LLC, as borrower, each of the lenders from time to time party thereto and Ally Bank, as administrative agent and arranger (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed February 27, 2025)

14.10	Code of Ethics*
19.10	Insider Trading Policy*
21.10	List of Subsidiaries - None
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
*Filed herewith

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2025	Willow Tree Capital Corporation

	By:	/s/ Timothy Lower
Timothy Lower
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Mark Klingensmith
Mark Klingensmith
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2025.

/s/ Timothy Lower	Chair of the Board, Chief Executive Officer and President
Timothy Lower	(Principal Executive Officer)

/s/ Mark Klingensmith	Chief Financial Officer and Treasurer
Mark Klingensmith	(Principal Financial and Principal Accounting Officer)

/s/ James Roche	Director
James Roche

/s/ Boris Onefater	Director
Boris Onefater

/s/ Jane Siebels	Director
Jane Siebels

/s/ Todd Centurino	Director
Todd Centurino