Form 10-Q
period 2025-03-31
Willow Tree Capital Corp
filed 2025-05-13
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2025, the registrant had 18,030,278 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled “Risk Factors” in Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•Our future operating results;
•Our business prospects and prospects of our portfolio companies;
•The ability of our portfolio companies to achieve their objectives;
•Changes in political, economic, or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
i

•Our contractual arrangements and relationships with third parties;
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
•The ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
ii

Part I. Financial Information
Item 1. Financial Statements
WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)

ASSETS	As of March 31, 2025 (unaudited)	As of December 31, 2024
Investments, at fair value:
Non-controlled/non-affiliated investments (cost of $633,623 and $488,544 at March 31, 2025 and December 31, 2024, respectively)	$637,395	$490,462
Cash and cash equivalents	17,405	8,107
Receivable for investments sold	713	224
Dividends and interest receivable	3,948	3,052
Receivable from Adviser	460	460
Deferred financing costs	6,923	5,274
Prepaid expenses	272	390
Total assets	$667,116	$507,969

LIABILITIES
Borrowings	$364,844	$242,746
Loans sold under agreement to repurchase	—	11,641
Interest payable	5,437	2,850
Management fees payable	813	435
Incentive fees payable	805	—
Payable for investments purchased	776	13,657
Accrued expenses and other liabilities	1,460	1,150
Total liabilities	$374,135	$272,479

COMMITMENTS AND CONTINGENCIES – Note 7

NET ASSETS
Common stock, $0.01 par value, 200,000,000 shares authorized, 18,030,278 and 14,940,044 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$180	$149
Additional Paid in Capital	284,114	234,145
Distributable earnings (loss)	8,687	1,196
Total net assets	$292,981	$235,490
Total liabilities and net assets	$667,116	$507,969
NET ASSET VALUE PER SHARE	$16.25	$15.76

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

For the Three Months Ended March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$14,449
Other income	184
Total investment income from non-controlled/non-affiliated investments	14,633

Total investment income	$14,633

Expenses:
Interest and borrowing expenses	$6,337
Professional fees	556
Management fees	726
Other general and administrative expenses	448
Incentive fees	805
Administration fees	124
Total expenses	8,996
Net investment income (loss)	$5,637

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	$1,854
Net change in unrealized appreciation (depreciation)	1,854
Net increase (decrease) in net assets resulting from operations	$7,491

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.37
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.50
Weighted average shares of common stock outstanding (basic and diluted)	15,077,388

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Changes in Net Assets
(in thousands, except share and per share amounts )
(Unaudited)

For the Three Months Ended March 31, 2025

Net assets at beginning of period, January 1, 2025	$235,490
Operations:
Net investment income (loss)	5,637
Net change in unrealized appreciation (depreciation) on investments	1,854
Net increase (decrease) in net assets resulting from operations	7,491

Capital Transactions:
Issuance of common stock	50,000
Net increase (decrease) in net assets from capital transactions	57,491
Net assets at end of period, March 31, 2025	$292,981

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the Three Months Ended March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,491
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(155,996)
Proceeds from sales and principal repayments of investment securities	11,961
Net change in unrealized (appreciation) depreciation on investments	(1,854)
Accretion of discount on investments	(356)
Payment-in-kind interest income	(687)
Amortization of deferred debt issuance costs	391
Changes in operating assets and liabilities:
Dividends and interest receivable	(896)
Receivable for investments sold	(490)
Prepaid expenses	117
Accrued expenses and other liabilities	311
Incentive fees payable	805
Interest payable	2,587
Management fees payable	378
Payable for investments purchased	(12,881)
Net cash provided by (used in) operating activities	$(149,119)

Cash flows from financing activities:

Proceeds from issuance of common stock	50,000
Proceeds from borrowing	223,320
Repayments of borrowing	(101,222)
Repayments of repurchase agreements	(11,641)
Deferred debt issuance costs paid	(2,040)
Net cash provided by (used in) financing activities	$158,417
Net increase (decrease) in cash and cash equivalents	$9,298
Cash and cash equivalents, beginning of period	8,107
Cash and cash equivalents, end of period	$17,405

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	3,143

The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2025 (in thousands) (Unaudited)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Aerospace & Defense
Bluehalo Global Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.30%	11/8/2024	10/31/2025	27,637	$27,526	$27,637	9.43%
Bluehalo Global Holdings, LLC	(5),(9)	Revolver	SOFR + 6.00%	10.30%	11/8/2024	10/31/2025	100	$87	$88	0.03%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	9.05%	1/22/2025	1/19/2031	2,243	$2,243	$2,243	0.77%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	9.05%	11/8/2024	1/19/2031	8,434	$8,332	$8,434	2.88%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	2,350	$(28)	$—	—%
Stellant Midco, LLC	(4)	Term Loan	SOFR + 5.75%	10.17%	11/8/2024	10/2/2028	5,067	$5,064	$5,028	1.72%
Stellant Midco, LLC	(4)	Term Loan	SOFR + 5.50%	9.94%	11/8/2024	10/2/2028	4,403	$4,401	$4,369	1.49%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.25%	9.55%	12/10/2024	11/1/2030	5,744	$5,717	$5,716	1.95%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	1,261	$—	$(6)	—%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	594	$591	$593	0.20%
Systems Planning And Analysis, Inc.	(5)	Revolver	SOFR + 5.00%	9.26%	11/8/2024	8/16/2027	3,128	$276	$288	0.10%
Systems Planning And Analysis, Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	556	$554	$556	0.19%
Systems Planning And Analysis, Inc.	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.29%	11/8/2024	10/29/2027	17,216	$15,556	$15,624	5.33%
								$70,319	$70,570	24.09%
Chemicals
USALCO, LLC	(4)	Term Loan	SOFR + 4.00%	8.30%	11/8/2024	9/30/2031	9,067	$9,022	$9,067	3.09%
USALCO, LLC	(5),(4)	Delayed Draw Term Loan	SOFR + 4.00%	8.30%	3/21/2025	9/30/2031	937	$—	$—	—%
								$9,022	$9,067	3.09%
Commercial Services & Suppliers
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 6.00%	10.05%	11/8/2024	6/28/2030	11,682	$11,563	$11,744	4.01%
Ambient Enterprises Holdco, LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	685	$(10)	$4	—%
Ambient Enterprises Holdco, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 6.00%	10.30%	11/8/2024	6/28/2030	1,730	$86	$108	0.04%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.00%	9.42%	11/8/2024	8/31/2028	9,284	$9,145	$9,182	3.13%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.00%	9.42%	11/8/2024	8/31/2028	1,415	$497	$503	0.17%
American Combustion Industries, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.42%	11/8/2024	8/31/2028	3,191	$3,144	$3,156	1.08%
American Combustion Industries, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.42%	11/8/2024	8/31/2028	3,772	$323	$338	0.12%
ESCP DTFS Inc	(4)	Term Loan	SOFR + 5.50%	9.80%	11/8/2024	9/28/2029	32,835	$32,306	$32,709	11.16%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.30%	11/21/2024	11/21/2030	26,933	$26,487	$26,633	9.09%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	5,000	$(82)	$(56)	(0.02)%
NWP Acquisition Holdings, LLC	(5)	Delayed Draw Term Loan	SOFR + 6.00%	10.30%	11/21/2024	11/21/2030	15,000	$5,876	$5,833	1.99%
TCF III Owl Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.94%	11/8/2024	4/19/2026	2,835	$2,835	$2,835	0.97%
TCF III Owl Buyer, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.94%	11/8/2024	4/19/2026	2,095	$2,095	$2,095	0.72%
								$94,265	$95,084	32.45%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	10.32%	11/20/2024	11/15/2029	12,311	$12,082	$12,217	4.17%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	1,711	$(32)	$(13)	—%
Rogers Mechanical Contractors, LLC	(4)	Term Loan	SOFR + 5.75%	10.41%	11/8/2024	9/28/2028	457	$457	$462	0.16%
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2025 (in thousands) (Unaudited)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Rogers Mechanical Contractors, LLC	(5)	Revolver	SOFR + 5.75%	10.41%	11/8/2024	9/28/2028	140	$—	$—	0.00%
Rogers Mechanical Contractors, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.75%	11.07%	11/8/2024	9/28/2028	966	$227	$237	0.08%
								$12,734	$12,903	4.40%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	9.31%	11/8/2024	10/24/2030	27,716	$27,456	$27,710	9.46%
Apex Service Partners, LLC	(5),(9)	Revolver	SOFR + 5.00%	9.31%	11/8/2024	10/24/2029	2,555	$2,139	$2,163	0.74%
Apex Service Partners, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.31%	11/8/2024	10/24/2030	10,397	$6,606	$6,653	2.27%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.31%	9/24/2024	10/24/2030	6,597	$6,535	$6,595	2.25%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Term Loan	SOFR + 5.50%	9.82%	2/4/2025	2/4/2031	12,070	$11,835	$11,829	4.04%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(9)	Revolver	P + 4.50%	10.55%	2/12/2025	2/4/2031	4,260	$1,621	$1,619	0.55%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.80%	2/4/2025	2/4/2031	11,360	$7,090	$7,084	2.42%
IFH Franchisee Holdings, LLC	(4)	Term Loan	SOFR + 5.75%	10.08%	1/10/2025	12/20/2029	13,854	$13,655	$13,679	4.67%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/10/2025	12/20/2029	3,136	$(22)	$(40)	(0.01)%
								$76,915	$77,292	26.38%
Financial Services
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	9.07%	11/18/2024	8/1/2030	9,918	$9,826	$9,869	3.37%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.75%	9.17%	12/31/2024	10/4/2030	3,636	$3,670	$3,673	1.25%
GC Waves Holdings, Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	9.11%	11/8/2024	10/4/2030	11,511	$3,720	$3,945	1.35%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	9.42%	11/8/2024	5/15/2029	15,786	$15,698	$15,754	5.38%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	9.42%	11/26/2024	5/15/2029	287	$285	$286	0.10%
Pathstone Family Office, LLC	(5)	Revolver	—	0.50%	11/8/2024	5/15/2028	1,048	$(6)	$(2)	-0.00%
Pathstone Family Office, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.32%	11/8/2024	5/15/2029	5,439	$68	$88	0.03%
RPX Corporation	(4)	Term Loan	SOFR + 5.25%	9.56%	11/8/2024	8/2/2030	20,388	$20,194	$20,443	6.98%
RPX Corporation	(5)	Revolver	—	0.50%	11/8/2024	10/23/2025	2,601	$(15)	$—	0.00%
Wealth Enhancement Group, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.30%	11/8/2024	10/2/2028	6,946	$6,946	$6,946	2.37%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.30%	11/8/2024	10/2/2028	2,781	$2,781	$2,781	0.95%
Wealth Enhancement Group, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.30%	11/8/2024	10/2/2028	3,735	$3,735	$3,735	1.27%
								$66,902	$67,518	23.05%
Health Care Equipment & Supplies
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.50%	9.94%	11/8/2024	3/31/2029	1,981	$1,982	$1,981	0.68%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.50%	9.94%	3/14/2025	3/31/2029	1,648	$1,623	$1,648	0.56%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.50%	9.94%	11/8/2024	3/31/2029	4,861	$4,808	$4,861	1.66%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 5.50%	9.94%	11/8/2024	3/31/2029	1,226	$219	$236	0.08%
HLSG Intermediate, LLC	(5)	Delayed Draw Term Loan	—	1.00%	3/14/2025	3/31/2029	2,779	$(41)	$—	0.00%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.94%	11/8/2024	3/31/2029	2,965	$2,922	$2,965	1.01%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.94%	11/8/2024	3/31/2029	34	$34	$34	0.01%
								$11,547	$11,725	4.00%
Health Care Providers & Services
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2025 (in thousands) (Unaudited)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Beacon Oral Specialists	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 6.00%	10.34%	11/8/2024	12/14/2026	4,994	$1,285	$1,309	0.45%
Cvausa Management, LLC	(4)	Term Loan	SOFR + 5.25%	9.57%	1/14/2025	5/22/2029	10,157	$10,108	$10,258	3.50%
Cvausa Management, LLC	(5)	Revolver	—	0.50%	1/14/2025	5/22/2028	1,111	$(5)	$—	0.00%
Cvausa Management, LLC	0	Delayed Draw Term Loan	SOFR + 5.25%	9.57%	1/14/2025	5/22/2029	1,435	$1,428	$1,449	0.49%
Cvausa Management, LLC	0	Delayed Draw Term Loan	SOFR + 5.25%	9.57%	1/14/2025	5/22/2029	3,428	$3,412	$3,462	1.18%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.05%	11/8/2024	12/23/2028	2,217	$2,200	$2,201	0.75%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.05%	11/8/2024	5/27/2027	1,909	$1,895	$1,895	0.65%
Dentive Capital, LLC	(5),(9)	Revolver	SOFR + 6.75%	11.05%	11/8/2024	5/27/2027	100	$79	$79	0.03%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.05%	11/8/2024	12/23/2028	224	$222	$223	0.08%
Dentive Capital, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 6.75%	11.05%	11/8/2024	12/23/2028	2,125	$1,146	$1,147	0.39%
Dermcare Holdings, LLC	(6)	Term Loan	17.00%	17.00%	11/8/2024	10/16/2029	609	$602	$618	0.21%
Dermcare Management, LLC	(4),(5)	Delayed Draw Term Loan	—	1.00%	3/31/2025	4/21/2028	24,800	$(496)	$(496)	(0.17)%
Dermcare Management, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.75%	10.17%	11/8/2024	4/21/2028	14,684	$12,759	$12,759	4.35%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.67%	11/8/2024	2/15/2029	1,395	$1,381	$1,395	0.48%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.67%	11/8/2024	2/15/2029	604	$598	$604	0.21%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.67%	11/8/2024	2/15/2029	3,880	$3,840	$3,880	1.32%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.67%	11/8/2024	2/15/2029	8,751	$8,662	$8,751	2.99%
OPCO Borrower, LLC	(4)	Term Loan	L + 6.00%	10.30%	11/8/2024	8/19/2027	17,969	$17,833	$17,969	6.13%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.17%	11/8/2024	2/15/2028	6,371	$6,386	$6,371	2.17%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.17%	11/8/2024	2/15/2028	3,684	$3,693	$3,684	1.26%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.17%	11/8/2024	2/15/2028	1,552	$1,556	$1,552	0.53%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.17%	11/8/2024	2/15/2028	1,688	$1,692	$1,688	0.58%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.17%	11/8/2024	2/15/2028	7,480	$7,498	$7,480	2.55%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.17%	11/8/2024	2/15/2028	3,739	$3,748	$3,739	1.28%
Salt Dental Collective, LLC	0	Term Loan	SOFR + 6.75%	11.17%	11/8/2024	2/15/2028	3,587	$3,596	$3,587	1.22%
Salt Dental Collective, LLC	(5)	Revolver	SOFR + 6.75%	11.17%	11/8/2024	2/15/2028	933	$834	$832	0.28%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.17%	11/8/2024	2/15/2028	7,612	$7,631	$7,612	2.60%
								$103,583	$104,048	35.51%
Hotels, Restaurants & Leisure
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.75%	10.17%	1/15/2025	7/21/2027	209	$205	$209	0.07%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.75%	10.17%	11/8/2024	7/21/2027	1,076	$1,080	$1,076	0.37%
								$1,285	$1,285	0.44%
Insurance
Accession Risk Management Group, Inc.	(4),(9)	Term Loan	SOFR + 4.75%	9.04%	11/8/2024	11/1/2029	20,713	$20,761	$20,796	7.10%
Accession Risk Management Group, Inc.	(5)	Revolver	SOFR + 4.75%	9.06%	11/8/2024	11/1/2029	1,858	$4	$—	0.00%
Accession Risk Management Group, Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 4.75%	9.04%	11/8/2024	11/1/2029	2,487	$2,493	$2,497	0.85%
Accession Risk Management Group, Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	9.05%	11/8/2024	11/1/2029	10,938	$3,155	$3,171	1.08%
Accession Risk Management Group, Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 4.75%	9.05%	11/8/2024	11/1/2029	8,001	$8,019	$8,032	2.74%
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2025 (in thousands) (Unaudited)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Higginbotham Insurance Agency, Inc.	(4)	Term Loan	SOFR + 4.50%	8.82%	11/8/2024	11/24/2028	17,895	$17,771	$17,897	6.11%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Term Loan	SOFR + 5.50%	9.81%	11/8/2024	11/1/2028	859	$856	$859	0.29%
Peter C. Foy & Associates Insurance Services, LLC	(5)	Revolver	—	0.50%	11/8/2024	11/1/2027	100	$—	$—	0.00%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.82%	11/8/2024	11/1/2028	2,241	$2,234	$2,241	0.76%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.82%	11/8/2024	11/1/2028	511	$510	$511	0.17%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.82%	11/8/2024	11/1/2028	1,220	$1,216	$1,220	0.42%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 5.00%	9.30%	2/14/2025	4/3/2030	39,937	$39,937	$39,937	13.63%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 6.00%	9.30%	11/8/2024	4/3/2030	4,804	$4,804	$4,804	1.64%
World Insurance Associates, LLC	(5)	Revolver	SOFR + 5.00%	9.30%	2/14/2025	4/3/2030	1,027	$—	$—	0.00%
World Insurance Associates, LLC	(5)	Revolver	SOFR + 5.00%	9.30%	11/8/2024	4/3/2028	100	$—	$—	0.00%
								$101,760	$101,965	34.80%
Multi-Utilities
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 6.50%	10.96%	11/8/2024	6/30/2025	5,719	$5,719	$5,719	1.95%
Dukes Root Control Inc.	(5),(9)	Revolver	SOFR + 6.50%	10.91%	11/8/2024	6/30/2025	100	$48	$48	0.02%
Dukes Root Control Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 6.50%	10.96%	11/8/2024	10/8/2030	92	$92	$92	0.03%
								$5,859	$5,859	2.00%
Professional Services
RKD Group, LLC	(4)	Term Loan	SOFR + 6.00%	10.42%	11/8/2024	8/17/2028	6,903	$6,903	$6,903	2.36%
RKD Group, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 6.00%	10.42%	11/8/2024	8/17/2028	2,125	$1,607	$1,606	0.55%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.50%	8.79%	3/12/2025	12/30/2030	1,899	$1,880	$1,880	0.64%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.75%	9.14%	12/31/2024	12/30/2027	828	$816	$819	0.28%
Royal Holdco Corporation	(5)	Revolver	—	0.25%	3/13/2025	12/30/2026	1,345	$(13)	$(13)	-0.00%
Royal Holdco Corporation	(5)	Delayed Draw Term Loan	—	0.50%	3/12/2025	12/30/2030	6,008	$(60)	$(60)	(0.02)%
Secretariat Advisors, LLC	(4)	Term Loan	SOFR + 4.00%	8.31%	2/24/2025	2/24/2032	4,796	$4,772	$4,772	1.63%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	10.05%	11/8/2024	6/29/2027	1,893	$1,879	$1,893	0.65%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.75%	10.07%	11/8/2024	6/29/2027	2,939	$2,933	$2,939	1.00%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	100	$(1)	$—	0.00%
VRC Companies, LLC	(5),(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.55%	11/19/2024	6/29/2027	20,479	$16,676	$16,907	5.77%
VRC Companies, LLC	0	Delayed Draw Term Loan	SOFR + 5.75%	10.07%	11/8/2024	6/29/2027	497	$496	$497	0.17%
								$37,888	$38,143	13.02%
Software
GraphPAD Software, LLC	(4)	Term Loan	SOFR + 4.75%	9.05%	11/8/2024	6/30/2031	13,768	$13,706	$13,906	4.75%
GraphPAD Software, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/30/2031	1,297	$(6)	$—	0.00%
GraphPAD Software, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.05%	11/8/2024	6/30/2031	3,458	$329	$379	0.13%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	10.06%	11/8/2024	12/30/2027	5,918	$5,871	$5,918	2.02%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.80%	11/8/2024	12/30/2027	5,005	$4,964	$5,005	1.71%
Superjet Buyer, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.80%	11/8/2024	12/30/2027	5,156	$704	$743	0.25%
								$25,568	$25,951	8.86%
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2025 (in thousands) (Unaudited)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Specialty Distribution
SPI, LLC	(4)	Term Loan	SOFR + 4.50%	8.95%	3/3/2025	12/21/2027	658	$655	$655	0.22%
								$655	$655	0.22%
Specialty Retail
Lash Opco, LLC	(4)	Term Loan	L + 7.00%	11.39%	11/8/2024	3/18/2026	2,660	$2,590	$2,551	0.87%
Orthofeet, Inc	(4)	Term Loan	SOFR + 5.50%	9.73%	11/8/2024	7/30/2030	12,978	$12,757	$12,800	4.37%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	1,524	$(26)	$(21)	(0.01)%
								$15,321	$15,330	5.23%

Total Private Debt - United States								$633,623	$637,395	217.56%
Total Private Debt - non-controlled/non-affiliated								$633,623	$637,395	217.56%
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate ("SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025.
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
(6)Investment is subordinated.
(7)Unless otherwise indicated, investment is valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Summary of Significant Accounting Policies and Note 5. Fair Value of Investments in the Notes to the Consolidated Financial Statements.
(8)Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, the Company had no non-qualifying assets.
(9)For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Aerospace & Defense
Bluehalo Global Holdings, LLC	(4) (9)	Term Loan	SOFR + 6.00%	10.36%	11/8/2024	10/31/2025	23,838	$23,703	$23,839	10.11%
Bluehalo Global Holdings, LLC	(5) (9)	Revolver	SOFR + 6.00%	10.40%	11/8/2024	10/31/2025	100	$87	$88	0.04%
Neptune Platform Buyer LLC	(4)	Term Loan	SOFR + 5.25%	9.58%	11/8/2024	1/19/2031	9,026	$8,914	$9,026	3.83%
Neptune Platform Buyer LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	2,350	$(30)	$—	—%
Stellant Midco, LLC	(4)	Term Loan	P + 4.75%	10.79%	11/8/2024	10/1/2028	5,080	$5,077	$5,034	2.14%
Stellant Midco, LLC	(4)	Term Loan	P + 4.50%	10.49%	11/8/2024	10/1/2028	4,415	$4,412	$4,375	1.86%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.25%	9.58%	12/10/2024	11/1/2030	5,781	$5,752	$5,752	2.44%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	1,261	$—	$(6)	—%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	556	$554	$555	0.24%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	595	$592	$594	0.25%
Systems Planning And Analysis, Inc.	(5)	Revolver	—	0.50%	11/8/2024	8/16/2027	3,128	$(15)	$(6)	—%
Systems Planning And Analysis, Inc.	(4) (5)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	11/8/2024	10/29/2027	17,224	$395	$446	0.19%
								$49,441	$49,697	21.10%
Business Services
Ambient Enterprises Holdco LLC	(4)	Term Loan	SOFR + 6.00%	10.08%	11/8/2024	6/28/2030	11,691	$11,567	$11,670	4.96%
Ambient Enterprises Holdco LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 6.00%	10.08%	11/8/2024	6/28/2030	1,730	$86	$96	0.04%
Ambient Enterprises Holdco LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	685	$(10)	$(1)	—%
RKD Group, LLC	(4)	Term Loan	SOFR + 6.00%	10.48%	11/8/2024	8/17/2028	6,920	$6,920	$6,920	2.94%
RKD Group, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 6.00%	10.46%	11/8/2024	8/17/2028	2,129	$1,610	$1,610	0.68%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.75%	9.23%	12/31/2024	12/30/2027	828	$815	$815	0.34%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	6/29/2027	1,898	$1,882	$1,898	0.80%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.75%	10.27%	11/8/2024	6/29/2027	2,946	$2,940	$2,946	1.25%
VRC Companies, LLC	(9)	Delayed Draw Term Loan	SOFR + 5.75%	10.30%	11/8/2024	6/29/2027	498	$497	$498	0.21%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	100	$(1)	$—	—%
VRC Companies, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.65%	11/19/2024	6/29/2027	20,483	$1,613	$1,837	0.78%
								$27,919	$28,289	12.00%
Commercial Services & Suppliers
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.10%	9.46%	11/8/2024	8/31/2028	9,307	$9,158	$9,183	3.90%
American Combustion Industries, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.00%	9.46%	11/8/2024	8/31/2028	3,195	$2,955	$2,964	1.26%
American Combustion Industries, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	8/31/2028	3,772	$(75)	$(65)	(0.03)%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.10%	9.46%	11/8/2024	8/31/2028	1,415	$213	$217	0.09%
ESCP DTFS Inc	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	9/28/2029	32,918	$32,359	$32,407	13.76%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.33%	11/21/2024	11/21/2030	27,000	$26,535	$26,528	11.26%
NWP Acquisition Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/21/2024	11/21/2030	15,000	$(131)	$(263)	(0.11)%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	5,000	$(88)	$(88)	(0.04)%
TCF III Owl Buyer LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.96%	11/8/2024	4/19/2026	2,100	$2,100	$2,100	0.89%
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
TCF III Owl Buyer LLC	(4)	Term Loan	SOFR + 5.50%	9.96%	11/8/2024	4/19/2026	2,843	$2,843	$2,843	1.21%
								$75,869	$75,826	32.19%
Consumer Products
Lash Opco, LLC	(4)	Term Loan	SOFR + 2.65%	7.84%	11/8/2024	3/18/2026	2,626	$2,538	$2,538	1.08%
Orthofeet, Inc	(4)	Term Loan	P + 5.50%	10.59%	11/8/2024	7/30/2030	13,010	$12,779	$12,801	5.44%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	1,524	$(27)	$(25)	(0.01)%
								$15,290	$15,314	6.51%
Consumer Services
IFH Franchisee Holdings, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.75%	10.12%	1/10/2025	5/21/2025	13,888	$13,680	$13,680	5.81%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	4.48%	1/10/2025	3/31/2025	3,136	$(24)	$(24)	(0.01)%
								$13,656	$13,656	5.80%
Diversified Financial Services
Pathstone Family Office LLC	(4)	Term Loan	SOFR + 5.00%	9.46%	11/8/2024	5/15/2029	16,113	$16,019	$16,038	6.81%
Pathstone Family Office LLC	(5)	Revolver	—	—	11/8/2024	5/15/2028	1,048	$(6)	$(5)	—%
Pathstone Family Office LLC	(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.46%	11/8/2024	5/15/2029	5,440	$68	$74	0.03%
RPX Corporation	(4)	Term Loan	SOFR + 5.50%	10.02%	11/8/2024	8/2/2030	20,439	$20,236	$20,431	8.68%
RPX Corporation	(5)	Revolver	—	0.50%	11/8/2024	10/23/2025	2,601	$(22)	$(1)	—%
								$36,295	$36,537	15.52%
Financial Services
Electronic Merchant Systems, LLC	(4) (9)	Term Loan	SOFR + 3.75% - 4.75%	9.34%	11/18/2024	8/1/2030	9,943	$9,846	$9,824	4.17%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.75%	9.21%	11/8/2024	8/10/2029	3,613	$3,648	$3,650	1.55%
GC Waves Holdings, Inc.	(9)	Term Loan	SOFR + 4.75%	9.21%	12/31/2024	10/4/2030	32	$32	$32	0.01%
GC Waves Holdings, Inc.	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.21%	11/8/2024	10/4/2030	11,516	$1,273	$1,496	0.64%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.58%	11/8/2024	10/2/2028	2,795	$2,795	$2,806	1.19%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.56%	11/8/2024	10/2/2028	6,964	$6,964	$6,991	2.97%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.55%	11/8/2024	10/2/2028	3,745	$3,745	$3,759	1.60%
								$28,303	$28,558	12.13%
Health Care Equipment & Supplies
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	35	$35	$35	0.01%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	65	$65	$65	0.03%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	1,986	$1,986	$1,986	0.84%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	1,280	$1,280	$1,280	0.54%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	100	$73	$73	0.03%
								$3,439	$3,439	1.45%
Health Care Providers & Services
Beacon Oral Specialists	(4) (5) (9)	Delayed Draw Term Loan	SOFR + 6.00%	10.36%	11/8/2024	12/14/2026	4,997	$1,219	$1,230	0.52%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	225	$223	$223	0.09%
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	2,217	$2,199	$2,202	0.94%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.35%	11/8/2024	5/27/2027	1,909	$1,893	$1,896	0.81%
Dentive Capital, LLC	(4) (5) (9)	Delayed Draw Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	2,128	$1,147	$1,151	0.49%
Dentive Capital, LLC	(5)	Revolver	SOFR + 6.75%	11.35%	11/8/2024	5/27/2027	100	$49	$49	0.02%
Dermcare Holdings, LLC	(6)	Term Loan	SOFR + 17.00%	17.00%	11/8/2024	10/16/2029	585	$577	$588	0.25%
Dermcare Management, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.75%	10.42%	11/8/2024	4/21/2028	14,704	$10,936	$10,936	4.64%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	3,713	$3,671	$3,685	1.56%
LCM SDC Holdings, LLC	(6)	Term Loan	P + 13.25%	17.92%	11/8/2024	2/15/2029	8,375	$8,281	$8,312	3.53%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	1,335	$1,320	$1,325	0.56%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	578	$572	$574	0.24%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.00%	10.62%	11/8/2024	8/19/2027	18,264	$18,111	$18,191	7.72%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	6,387	$6,403	$6,387	2.71%
Salt Dental Collective, LLC		Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	3,596	$3,605	$3,596	1.53%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	7,631	$7,651	$7,631	3.24%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	3,694	$3,703	$3,694	1.57%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	1,556	$1,560	$1,556	0.66%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	1,692	$1,696	$1,692	0.72%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	7,499	$7,519	$7,499	3.18%
Salt Dental Collective, LLC	(9)	Revolver	SOFR + 5.75% - 6.75%	11.42%	11/8/2024	2/15/2028	933	$936	$933	0.40%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	3,748	$3,758	$3,748	1.59%
								$87,029	$87,098	36.97%
Industrials
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	10.40%	11/20/2024	11/15/2029	12,342	$12,100	$12,095	5.14%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	1,711	$(33)	$(34)	(0.01)%
Rogers Mechanical Contractors, LLC	(4)	Term Loan	SOFR + 6.25%	10.91%	11/8/2024	9/28/2028	479	$479	$479	0.20%
Rogers Mechanical Contractors, LLC	(5) (9)	Delayed Draw Term Loan	SOFR + 6.25%	10.87%	11/8/2024	9/28/2028	977	$238	$238	0.10%
Rogers Mechanical Contractors, LLC	(5)	Revolver	—	0.50%	11/8/2024	9/28/2028	140	$—	$—	—%
								$12,784	$12,778	5.43%
Insurance
Accession Risk Management Group, Inc.	(4) (9)	Term Loan	SOFR + 4.75%	9.32%	11/8/2024	11/1/2029	20,768	$20,819	$20,832	8.85%
Accession Risk Management Group, Inc.	(4) (9)	Delayed Draw Term Loan	SOFR + 4.75%	9.21%	11/8/2024	11/1/2029	8,021	$8,041	$8,046	3.42%
Accession Risk Management Group, Inc.		Delayed Draw Term Loan	SOFR + 4.75%	9.08%	11/8/2024	11/1/2029	1,029	$1,032	$1,032	0.44%
Accession Risk Management Group, Inc.	(5)	Revolver	SOFR + 4.75%	9.08%	11/8/2024	11/1/2029	1,858	$5	$—	—%
Accession Risk Management Group, Inc.	(5) (9)	Delayed Draw Term Loan	SOFR + 4.75%	9.31%	11/8/2024	11/1/2029	11,777	$936	$943	0.40%
Higginbotham Insurance Agency, Inc.	(4) (10)	Term Loan	SOFR + 4.50%	9.08%	11/8/2024	11/24/2028	17,940	$17,811	$17,900	7.60%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	513	$511	$513	0.22%
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Peter C. Foy & Associates Insurance Services, LLC	(4)	Term Loan	SOFR + 5.50%	10.59%	11/8/2024	11/1/2028	861	$858	$862	0.37%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	2,247	$2,239	$2,248	0.95%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	1,223	$1,219	$1,223	0.52%
Peter C. Foy & Associates Insurance Services, LLC	(5)	Revolver	—	0.50%	11/8/2024	11/1/2027	100	$—	$—	—%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 6.00%	10.60%	11/8/2024	4/3/2028	4,804	$4,804	$4,804	2.04%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	11/8/2024	4/3/2028	100	$—	$—	—%
								$58,275	$58,403	24.81%
Manufacturing
USALCO, LLC	(4)	Term Loan	SOFR + 4.00%	8.57%	11/8/2024	9/30/2031	8,949	$8,905	$8,949	3.80%
								$8,905	$8,949	3.80%
Multi-Utilities
Dukes Root Control Inc.	(4) (9)	Delayed Draw Term Loan	SOFR + 6.50%	11.20%	11/8/2024	10/8/2030	93	$93	$93	0.04%
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 6.50%	11.16%	11/8/2024	6/30/2025	5,734	$5,734	$5,734	2.43%
Dukes Root Control Inc.	(5) (9)	Revolver	SOFR + 6.50%	11.08%	11/8/2024	6/30/2025	100	$38	$38	0.02%
								$5,865	$5,865	2.49%
Restaurants
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.21%	11/8/2024	7/21/2027	1,081	$1,085	$1,087	0.46%
								$1,085	$1,087	0.46%
Software
GraphPAD Software, LLC	(4)	Term Loan	SOFR + 4.75%	9.08%	11/8/2024	6/30/2031	13,803	$13,738	$13,928	5.91%
GraphPAD Software, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.08%	11/8/2024	6/30/2031	3,458	$329	$376	0.16%
GraphPAD Software, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/30/2031	1,297	$(6)	$—	—%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.83%	11/8/2024	12/30/2027	5,018	$4,973	$4,976	2.11%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	12/30/2027	5,933	$5,881	$5,885	2.50%
Superjet Buyer, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	12/30/2027	5,158	$703	$703	0.30%
								$25,618	$25,868	10.98%
Specialized Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	27,785	$27,514	$27,736	11.78%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	6,613	$6,549	$6,601	2.80%
Apex Service Partners, LLC	(5) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	10,397	$2,996	$3,028	1.29%
Apex Service Partners, LLC	(5)	Revolver	SOFR + 5.00%	9.51%	11/8/2024	10/24/2029	2,555	$1,712	$1,733	0.74%
								$38,771	$39,098	16.61%

Total Private Debt - United States								$488,544	$490,462	208.25%
Total Private Debt - non-controlled/non-affiliated								$488,544	$490,462	208.25%

The accompanying notes are an integral part of these unaudited financial statements.

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
(6)Investment is subordinated.
(7)Unless otherwise indicated, investment is valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser, as the Company’s valuation designee, in accordance with the Company’s valuation policy. See Note 2. Summary of Significant Accounting Policies and Note 5. Fair Value of Investments in the Notes to the Consolidated Financial Statements.
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

On November 8, 2024, immediately prior to the Company electing to be regulated as a BDC (the "BDC Election"), each of Willow Tree Capital Fund, LLC and Willow Tree Capital Offshore Fund, LLC merged with and into the Company (the "Merger"). After the Merger, the Company made the BDC Election, and commenced operations, therefore the Company’s results of operations for the three months ended March 31, 2025 are not comparable and, accordingly, no comparative amount for the prior year period is discussed.
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
The Company consolidated the results of the Company’s wholly owned subsidiaries which are considered to be investment companies. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2025, the Company’s consolidated subsidiaries were WT Capital Fund – SPV1, LLC and Willow Tree Capital Offshore Blocker, LLC (the “Offshore Blocker”).
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. The Company's Board of Directors ("Board") or, if designated pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Adviser will determine the NAV per share quarterly. The NAV per share is equal to the value of total assets minus liabilities divided by the total number of shares of the Company’s common stock outstanding at the date as of which the determination is made.
As part of the valuation process, the Board, or the valuation designee, as applicable, will take into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board, or the valuation designee, as applicable, will consider whether the pricing indicated by the external event corroborates its valuation.
The Board, or the valuation designee, as applicable, will undertake a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the respective Willow Tree valuation team. Preliminary valuations are then reviewed and discussed with the principals of Willow Tree. Separately, an independent valuation firm engaged by the Board or the valuation designee, as applicable, will provide third party valuation consulting services with respect to the Company’s investments at least twice annually for all investments held in the portfolio for at least six months.
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
•The Board will conduct this valuation process on a quarterly basis.
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
Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we will apply the valuation policy approved by the Board, which is consistent with ASC 820. Under the valuation policy, we will evaluate the source of the inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Cash and Cash Equivalents
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits. As of March 31, 2025 and December 31, 2024, the Company held $17.4 million and $8.1 million in cash, respectively.

Organizational and Offering Expenses
The Adviser and its affiliates have incurred organizational and offering expenses on behalf of the Company. Upon making the BDC Election, the Company incurred $1.8 million of organizational expenses, $0.4 million of offering expenses, and $0.7 million of general and administrative expenses that were previously subject to contingencies under the terms of the Expense Agreement. See “Note 3 - Agreements and Related Party Transactions” to the consolidated financial statements for more information.
Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company, their related documents of organization and the Company’s election to be regulated as a BDC.
Offering expenses are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning on the date which the Company first accepts capital contributions from unaffiliated shareholders in the Private Offering. Offering expenses include legal, printing and other offering costs, which include professional advisers fees, fees associated with the offering of common shares of the Company, and those associated with the preparation of the Company’s registration statement on Form 10. For the three months ended March 31, 2025, the Company did not capitalize or expense any new offering costs.
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
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.
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
Other Income
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.
Income Taxes
The Company intends to elect to be treated as a RIC for the tax year ending December 31, 2024 and intends to qualify annually thereafter as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the financial statements of the Company.
To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a nondeductible excise tax on certain amounts of undistributed income.
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
New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024 for public business entities (“PBEs”) and December 15, 2025 for entities other than PBEs with early adoption permitted. The Company has evaluated the impact of ASU 2023-09 on its financial statements and does not anticipate any impact to its financial statements because the Company intends to elect to be a RIC and does not expect to incur any income taxes.
3. Agreements and Related Party Transactions
Formation Transactions
Prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”). Under this agreement, the Onshore Fund would merge with and into the Company, with the Company surviving the merger (the “Onshore Merger”). Before the completion of the Onshore Merger, the Adviser served as the investment adviser to the Onshore Fund. According to the Onshore Merger Agreement, the members of the Onshore Fund would receive approximately 0.99 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, the Company issued 6,939,661 shares of Common Stock and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Onshore Assets”), which had an aggregate net asset value $108.9 million.
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
Investment Management Agreement
The Company is externally managed by the Adviser pursuant to an Investment Management Agreement. The Adviser is an indirect majority owned subsidiary of Willow Tree Credit Partners LP. Subject to the overall supervision of the Company’s Board of Directors of the Company (the "Board"), the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company.
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
As of March 31, 2025 and December 31, 2024, $0.8 million and $0.4 million, respectively, of management fees, were unpaid and are included in management fees payable in the accompanying consolidated statements of assets and liabilities.
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
As of March 31, 2025 and December 31, 2024, $0.8 million and $0, respectively, of incentive fees on investment income, were unpaid and are included in incentive fees payable in the accompanying Consolidated Statement of Assets and Liabilities.
Capital Gains Incentive Fee
Under the capital gains component, the Company will pay the Adviser at the end of each calendar year 12.50% of aggregate cumulative realized capital gains from the date of the BDC Election through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.
The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation. The capital gains component of the Incentive Fee will not be subject to any minimum return to shareholders.
As of March 31, 2025 and December 31, 2024, there were no incentive fees on capital gains.
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
Expense Agreement
The Company and the Adviser previously entered into an expense agreement, pursuant to which the Adviser and its affiliates agreed to incur organizational, offering, and other general and administrative expenses on behalf of the Company until the Company elected to be regulated as a BDC under the 1940 Act. Upon making the BDC Election, the Company incurred total expenses of $2.9 million which was composed of $1.8 million of organizational expenses, $0.4 million of offering expenses, and $0.7 million of other general and administrative expenses that were previously subject to contingencies under the terms of the expense agreement.
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
4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024 was as follows (amounts in thousands):

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Private Debt	633,623	$637,395	100%	488,544	$490,462	100%
Total investments	$633,623	$637,395	100%	$488,544	$490,462	100%

5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of March 31, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described (amounts in thousands):

	March 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$637,395	$637,395
Total investments	$—	$—	$637,395	$637,395

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$490,462	$490,462
Total investments	$—	$—	$490,462	$490,462

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025 and the year ended December 31, 2024 (amounts in thousands):

Period Ended March 31, 2025:	Private Debt
Fair value, beginning of period	$490,462
Purchases of investments (including PIK, if any)	156,684
Proceeds from principal repayments and sales of investments	(11,961)
Accretion of discount/amortization of premium	356
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	1,854
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—
Fair value, end of period	$637,395
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at March 31, 2025	$1,854

Period Ended December 31, 2024:	Private Debt
Fair value, beginning of period	$—
Securities contributed in-kind at fair value	386,917
Purchases of investments (including PIK, if any)	104,100
Proceeds from principal repayments and sales of investments	(2,625)
Accretion of discount/amortization of premium	152
Net change in unrealized appreciation (depreciation)	1,918
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—
Fair value, end of period	$490,462
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2024	$1,918
(1)For the three months ended March 31, 2025, and year ended December 31, 2024, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

Type of Investment	Fair Value as of 3/31/25	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Loans	$485,869	Yield Analysis	Yield %	7.76% - 16.33%	9.54%
Private Loans	126,064	Market Approach	Enterprise Value/EBITDA	5.50x - 39.00x	18.09x
Private Loans	25,462	Recent Transaction
Total	637,395

Type of Investment	Fair Value as of 12/31/24	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Loans	$350,490	Yield Analysis	Yield %	7.71% - 16.30%	9.75%
Private Loans	82,331	Market Approach	Enterprise Value/EBITDA	5.75x - 22.50x	14.25x
Recent Transaction	57,641	Recent Transaction
Total	490,462

6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 180.3% and 192.6%, respectively.
The following table presents the Company’s outstanding borrowings as of March 31, 2025 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	500,000	314,394	185,606	314,394	11/8/2029
Subscription Line	90,000	50,450	39,550	50,450	11/7/2025
Total	$590,000	$364,844	$225,156	$364,844
The following table presents the Company's outstanding borrowings as of December 31, 2024 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$300,000	$214,766	$85,234	$214,766	11/8/2029
Subscription Line	90,000	27,980	62,020	27,980	11/7/2025
Participation Agreements	11,641	11,641	—	11,641	2/6/2025
Total	$401,641	$254,387	$147,254	$254,387
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.

For the period ended March 31, 2025 and December 31, 2024, the Company had total average borrowings of $328.6 million at a weighted average interest rate of 6.86% and $258.4 million at a weighted average interest rate of 8.71%, respectively.
Credit Facility

On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a $300.0 million revolving credit facility with Ally Bank, as administrative agent (the “A&R Credit Facility”). .
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly-owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Prior Offshore Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Offshore Borrower was a wholly-owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Offshore Borrower was the borrower under a $100 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”). On November 8, 2024, the A&R Credit Facility combined, amended and restated the Prior Onshore Credit Facility and the Prior Offshore Credit Facility. On February 21, 2025, the Borrower entered into a First Amendment to the A&R Credit Facility, which increased the total commitments thereunder from $300.0 million to $500.0 million..
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
The A&R Credit Facility matures on November 8, 2029 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.25% per annum, at the Company's option. The A&R Credit Facility also charges a non-usage fee, which for the first three months is calculated daily based on the product of 0.50% and the unused facility amount. Thereafter, the non-usage fee is the sum of the following:
i.for each day during the accrual period that the advances outstanding on such day are less than or equal to the product of 25.00% multiplied by the facility amount on such day, the sum of the products for each such day during such accrual period of (A) one divided by 360, (B) 1.00% and (C) the unused facility amount as of each such day; plus
ii.for each day during the accrual period that the advances outstanding on such day are greater than the product of 25.00% multiplied by the facility amount on such day, but less than the product of 50.00% multiplied by the facility amount on such day, the sum of the products for each such day during such accrual period of (A) one divided by 360, (B) 0.75% and (C) the unused facility amount as of each such day; plus
iii.for each day during the accrual period that the advances outstanding on such day are greater than the product of 50.00% multiplied by the facility amount on such day, the sum of the products for each such day during such accrual period of (A) one divided by 360, (B) 0.50% and (C) the unused facility amount as of each such day.
As of March 31, 2025 and December 31, 2024, the Company had an aggregate amount of $314.4 million and $214.8 million of debt outstanding, respectively.
For the three months ended March 31, 2025, the components of interest expense related to the Ally Bank A&R Credit Facility were as follows (amounts in thousands):

For the Three Month Ended March 31, 2025
Borrowing interest expense	$4,470
Unused facility fee	155
Amortization of deferred financing costs	301
Total interest and debt financing expense	$4,926
Average borrowings	264,101
Weighted average interest rate	6.86%
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
As of March 31, 2025, and December 31, 2024, each of the Company and the Borrower were in compliance with all covenants and other requirements applicable to it under the A&R Credit Facility.
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
The Subscription Facility matures on November 7, 2025 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum or Prime Rate plus 1.50% per annum, at the Company's option. The Subscription Facility also charges an unused commitment fee of 0.35% per annum on the unused available commitment during the applicable calender quarter. As of March 31, 2025 and December 31, 2024, the Company had an aggregate amount of $50.5 million and $28.0 million of debt outstanding, respectively.
For the three months ended March 31, 2025, the components of interest expense related to the City National Bank Subscription Facility were as follows (amounts in thousands):

For the Three Month Ended March 31, 2025
Borrowing interest expense	$1,091
Unused facility fee	$23
Amortization of deferred financing costs	$199
Total interest and debt financing expense	$1,313
Average borrowings	64,485
Weighted average interest rate	6.86%
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

As of March 31, 2025, the Company did not have outstanding any such secured borrowings, as the contractual maturity of such secured borrowing agreement terminated on February 6, 2025.

The components of interest expense related to such secured borrowings with Macquarie for three months ended March 31, 2025 were as follows (amounts in thousands):

For the Three Month Ended March 31, 2025
Borrowing interest expense	$98
Unused facility fee	—
Amortization of deferred financing costs	—
Total interest and debt financing expense	$98
Average borrowings	—
Weighted average interest rate	—%

Senior Securities
Information about the Company’s senior securities (including debt securities and other indebtedness) is shown in the following tables as of the end of the last fiscal year.The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Credit Facility
March 31, 2025	$314,394,000	$1,803	$—	N/A
Subscription Line
March 31, 2025	$50,450,000	$1,803	$—	N/A
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
(3)The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it.
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
Other Commitments and Contingencies
Unfunded commitments
The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. The Company believes that it maintains sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. As of March 31, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $132.0 million and $135.1 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.
As of March 31, 2025, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	7,810
Accession Risk Management Group, Inc.	Revolver	1,858

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	1,631
Ambient Enterprises Holdco, LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	3,376
American Combustion Industries, LLC	Revolver	896
Apex Service Partners, LLC	Delayed Draw Term Loan	3,761
Apex Service Partners, LLC	Revolver	392
Beacon Oral Specialists	Delayed Draw Term Loan	3,683
Bluehalo Global Holdings, LLC	Revolver	12
Cvausa Management, LLC	Revolver	1,111
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	4,090
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	2,556
Dentive Capital, LLC	Delayed Draw Term Loan	973
Dentive Capital, LLC	Revolver	20
Dermcare Management, LLC	Delayed Draw Term Loan	26,725
Dukes Root Control Inc.	Revolver	52
Elessent Clean Technologies Inc.	Revolver	1,711
GC Waves Holdings, Inc.	Delayed Draw Term Loan	7,732
GraphPAD Software, LLC	Delayed Draw Term Loan	3,113
GraphPAD Software, LLC	Revolver	1,297
HLSG Intermediate, LLC	Delayed Draw Term Loan	2,779
HLSG Intermediate, LLC	Revolver	990
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	9,000
NWP Acquisition Holdings, LLC	Revolver	5,000
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office, LLC	Revolver	1,048
Peter C. Foy & Associates Insurance Services, LLC	Revolver	100
RKD Group, LLC	Delayed Draw Term Loan	519
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	738
Rogers Mechanical Contractors, LLC	Revolver	140
Royal Holdco Corporation	Delayed Draw Term Loan	6,008
Royal Holdco Corporation	Revolver	1,345
RPX Corporation	Revolver	2,601
Salt Dental Collective, LLC	Revolver	101
Superjet Buyer, LLC	Delayed Draw Term Loan	4,454
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	1,584
Systems Planning And Analysis, Inc.	Revolver	2,839
USALCO, LLC	Delayed Draw Term Loan	937
VRC Companies, LLC	Delayed Draw Term Loan	3,537
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	1,127
		132,041
As of December 31, 2024, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$10,869
Accession Risk Management Group, Inc.	Revolver	1,858
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	1,630
Ambient Enterprises Holdco LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	189
American Combustion Industries, LLC	Delayed Draw Term Loan	3,772
American Combustion Industries, LLC	Revolver	1,179
Apex Service Partners, LLC	Delayed Draw Term Loan	7,388
Apex Service Partners, LLC	Revolver	818
Beacon Oral Specialists	Delayed Draw Term Loan	3,748
Bluehalo Global Holdings, LLC	Revolver	12
Dentive Capital, LLC	Delayed Draw Term Loan	973
Dentive Capital, LLC	Revolver	50
Dermcare Management, LLC	Delayed Draw Term Loan	3,768
Dukes Root Control Inc.	Revolver	62
Elessent Clean Technologies Inc.	Revolver	1,711
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10,135
GraphPAD Software, LLC	Delayed Draw Term Loan	3,113
GraphPAD Software, LLC	Revolver	1,297
HLSG Intermediate, LLC	Revolver	27
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
Neptune Platform Buyer LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	15,000
NWP Acquisition Holdings, LLC	Revolver	5,000
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office LLC	Revolver	1,048
Peter C. Foy & Associates Insurance Services, LLC	Revolver	100
RKD Group, LLC	Delayed Draw Term Loan	519
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	738
Rogers Mechanical Contractors, LLC	Revolver	140
RPX Corporation	Revolver	2,601
Superjet Buyer, LLC	Delayed Draw Term Loan	4,454
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	16,745
Systems Planning And Analysis, Inc.	Revolver	3,128
VRC Companies, LLC	Delayed Draw Term Loan	18,577
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	100
		$135,145
Off balance sheet risk
Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2025, there were no commitments outstanding for derivative contracts.

Legal proceedings
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any material pending legal proceedings.
8. Net Assets
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share. The Company issues shares of common stock in the Private Offering on an ongoing basis at an offering price generally equal to the net asset value per share. As of March 31, 2025, the Company has 18,030,278 issued and outstanding shares.
The Company issued and sold the following shares of common stock during the three months ended March 31, 2025 (amounts in thousands, except per share data):

	For the Three Months Ended March 31, 2025
Number of Shares Issued	Gross Proceeds	Underwriting Fees and Offering Expenses	Net Proceeds	Average Price/Share
3,090,235	50,000	—	50,000	16.18
9. Distributions and Dividend Reinvestment
During the three months ended March 31, 2025 and year ended December 31, 2024, no distributions were declared or paid by the Company.
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
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 (amounts in thousands, except per share data):

For the Three Month Ended March 31, 2025
Net increase (decrease) in net assets resulting from operations	$7,491
Weighted average shares outstanding (basic and diluted)	15,077
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.50
11. Tax Information
For the three months ended March 31, 2025, the Company did not accrue any excise tax. The Company did not pay excise tax for the three months ended March 31, 2025.
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

12. Financial Highlights
The following are financial highlights for common shares outstanding during the three months ended March 31, 2025 (in thousands, except share and per share amounts):

For the Three Month Ended March 31, 2025
Per share data: (1)
Net asset value, beginning of period	$15.76
Net investment income (loss)	0.37
Net change in unrealized appreciation (depreciation)	0.12
Net increase (decrease) in net assets from operations	0.49
Distributions declared (2)	—
Total increase (decrease) in net assets	0.49
Net asset value, end of period	$16.25
Shares Outstanding, end of period	18,030,278
Total Return (3)	3.11%
Ratios
Ratio of net expenses to average net assets (4)	15.34%
Ratio of net investment income (loss) to average net assets (4)	9.61%
Portfolio turnover rate (5)	2.12%
Supplemental Data
Net Assets, end of period	$292,981
Weighted average shares outstanding	$15,077,388
Total capital commitments, end of period	$470,350
Asset coverage ratio	180.30%
Ratio of total contributed capital to total committed capital, end of period	60.44%
(1)Per share amounts are calculated based on the weighted average shares outstanding for the three months ended March 31, 2025.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9. Distributions and Dividend Reinvestment).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(4)Amounts are annualized. For the three months ended March 31, 2025, the ratio of total operating expenses to average net assets was 15.34%.
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
14. Subsequent Events
The Company's management evaluated subsequent events through the date of the issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this form or would be required to be recognized in the consolidated financial statements as of March 31, 2025.

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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation. We invest primarily in primarily in floating rate middle market senior secured loans. We define “middle market” as companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA” ranging from approximately $5 million to $75 million. These loans are typically secured with a priority lien on assets. Our investment objectives are to maximize the total return to our shareholders in the form of current income and capital appreciation. To achieve our investment objective, we will leverage the Adviser's investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. We generate returns primarily from interest income and fees from senior secured loans, with some capital appreciation through nominal junior capital co-investments.
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
Portfolio Composition
The total value of our investment portfolio was $637.4 million as of March 31, 2025, as compared to $490.5 million as of December 31, 2024. As of March 31, 2025, we had investments in 43 portfolio companies with an aggregate cost of $633.6 million. As of December 31, 2024, we had investments in 39 portfolio companies with an aggregate cost of $488.5 million.
As of March 31, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$633,623	100%	$637,395	100%
	$633,623	100%	$637,395	100%
As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$488,544	100%	$490,462	100%
	$488,544	100%	$490,462	100%

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of March 31, 2025 and December 31, 2024, were 9.9% and 4.1 years and 10.2% and 4.2 years, respectively.
Investment Activity
During the three months ended March 31, 2025, we made 11 new investments totaling $142.6 million of commitments, excluding short-term investments. During the three months ended March 31, 2025, we had no investment realization activity.
The industry composition of investments based on fair value as of March 31, 2025, and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Health Care Providers & Services	16.32%	17.77%
Insurance	16.00%	11.91%
Commercial Services & Suppliers	14.92%	15.46%
Diversified Consumer Services	12.13%	—%
Aerospace & Defense	11.07%	10.13%
Financial Services	10.59%	5.82%
Professional Services	5.98%	—%
Software	4.07%	5.27%
Specialty Retail	2.41%	—%
Construction & Engineering	2.02%	—%
Chemicals	1.42%	—%
Health Care Equipment & Supplies	1.84%	0.70%
Multi-Utilities	0.92%	1.20%
Hotels, Restaurants & Leisure	0.20%	—%

	March 31, 2025	December 31, 2024
Specialty Distribution	0.10%	—%
Business Services	—%	5.77%
Specialized Consumer Services	—%	7.97%
Diversified Financial Services	—%	7.45%
Consumer Products	—%	3.12%
Consumer Services	—%	2.78%
Industrials	—%	2.61%
Manufacturing	—%	1.82%
Restaurants	—%	0.22%
Total	100%	100%
See Note 4 to our consolidated financial statements for further discussion on the Company's portfolio and selected balance sheet information as of March 31, 2025 and December 31, 2024, respectively.
The geographic composition of investments at cost and fair value as of March 31, 2025 were as follows (amounts in thousands):

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	633,623	$637,396	100%	217.55%
Total investments	$633,623	$637,396	100%	217.55%

The geographic composition of investments at cost and fair value as of December 31, 2024 were as follows (amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	488,544	$490,462	100%	208.27%
Total investments	$488,544	$490,462	100%	208.27%
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
Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. All investments that carry a risk rating of 4 will be reviewed at least once per month with the Adviser's Chief Credit Officer, who will be responsible for overseeing our restructuring processes. Activities relating to such investments will range from a heightened level of interfacing with management and all other capital constituents to hiring financial and legal advisers in furtherance of a balance sheet restructuring. When deemed necessary, the Adviser professionals may participate as members or leaders of ad hoc creditors’ committees and/or be called upon to testify in bankruptcy court on behalf of a certain class of creditors. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of March 31, 2025, and December 31, 2024, respectively (amounts in thousands).

	March 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$27,725	4.3%	$—	0.0%
Grade 2	607,119	95.3%	487,925	99.5%
Grade 3	2,551	0.4%	2,537	0.5%
Grade 4	—	0.0%	—	0.0%
Total Investments	637,395	100.0%	490,462	100.0%
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2025, and December 31, 2024, we had no non-accrual assets.
Results of Operations
For the three months ended to March 31, 2025
Operating results for the year ended March 31, 2025 were as follows (amounts in thousands):

Total investment income	$14,633
Net operating expenses	8,996
Net investment income before excise tax	5,637
Excise tax expense	—
Net investment income after excise tax	5,637
Net change in unrealized appreciation (depreciation)	1,854
Net increase in net assets resulting from operations	$7,491
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income (amounts in thousands)

Total interest income	$14,449
Total other income	184
Total investment income	$14,633
Investment income for the three months ended March 31, 2025 was driven by our deployment of capital and an increasing invested balance.
Operating Expenses (amounts in thousands)

Interest and borrowing expenses	$6,337
Incentive fees	805
Management fees	726
Professional fees	556
Other general and administrative expenses	448
Administration fees	124
Total expenses	$8,996
Professional Fees
Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of us. For the three months ended March 31, 2025, the Company incurred $0.6 million in professional fees.
Administration Fees
Administration fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement. See Note 3 to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three months ended March 31, 2025, the Company incurred $0.1 million of administration fees.
Interest and Borrowing Expenses
Interest and borrowing expenses during the three months ended March 31, 2025, were attributable to borrowings under the Credit Facility and Subscription Line (as discussed below under “Liquidity and Capital Resources”). For the three months ended March 31, 2025, the Company incurred $6.3 million in interest and borrowing expenses.
Other General and Administrative Expenses
Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three months ended March 31, 2025, the Company incurred $0.4 million in other general and administrative expenses.
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

See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Management Agreement and the fee arrangement thereunder. For the three months ended March 31, 2025, the amount of Management Fee incurred was $0.7 million
Incentive Fees
The Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not. For the three months ended March 31, 2025, the Company incurred $0.8 million of incentive fees.
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
For the three months ended March 31, 2025, the Company accrued $0.8 million for Incentive Fees from net investment income.
Capital Gains Incentive Fee
Under the capital gains component, the Company will pay the Adviser at the end of each calendar year 12.50% of aggregate cumulative realized capital gains from the date of the BDC election through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.
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
For the three months ended March 31, 2025, the Company accrued $0.0 million for Incentive Fees from capital gains.
Net Unrealized Appreciation
Net unrealized appreciation during the three months ended March 31, 2025 was as follows (amounts in thousands):

Non-Control / Non-Affiliate investments	$1,854
Net unrealized appreciation / (depreciation) on investments	$1,854
For the three months ended March 31, 2025, the Company recorded net unrealized appreciation on our current portfolio of $1.9 million. The net unrealized appreciation on the Company’s current portfolio was was driven by fundamental portfolio performance of investments.
Liquidity and Capital Resources
We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Credit Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 180.3% as of March 31, 2025.
Cash Flows
For the three months ended March 31, 2025, we experienced a net increase in cash in the amount of $9.3 million. During that period, our operating activities used $149.1 million in cash, consisting primarily of purchases of portfolio investments of $156.0 million, which was partially offset by proceeds from sales and principal repayments of investment securities of $12.0 million. In addition, financing activities provided net cash of $158.4 million, consisting primarily of borrowings under the Credit Facility of $223.3 million and proceeds from the issuance of Common Stock of $50.0 million. At March 31, 2025, we had $17.4 million of cash on hand.

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
We made no distributions for the three months ended March 31, 2025.
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
Off-Balance Sheet Arrangements
Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due.We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of March 31, 2025 was as follows (amounts in thousands):

			March 31, 2025
Investments - non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	November 1, 2029	7,810	31
Accession Risk Management Group, Inc.	Revolver	November 1, 2029	1,858	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	June 28, 2030	1,631	9
Ambient Enterprises Holdco, LLC	Revolver	December 7, 2029	685	4
American Combustion Industries, LLC	Delayed Draw Term Loan	August 31, 2028	3,376	(52)
American Combustion Industries, LLC	Revolver	August 31, 2028	896	(10)
Apex Service Partners, LLC	Delayed Draw Term Loan	October 24, 2030	3,761	6
Apex Service Partners, LLC	Revolver	October 24, 2029	392	—
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	3,683	(2)
Bluehalo Global Holdings, LLC	Revolver	October 31, 2025	12	—
Cvausa Management, LLC	Revolver	May 22, 2028	1,111	—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	February 4, 2031	4,090	(67)
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 4, 2031	2,556	(51)
Dentive Capital, LLC	Delayed Draw Term Loan	December 23, 2028	973	(2)
Dentive Capital, LLC	Revolver	May 27, 2027	20	—
Dermcare Management, LLC	Delayed Draw Term Loan	April 21, 2028	1,925	—
Dermcare Management, LLC	Delayed Draw Term Loan	April 21, 2028	24,800	(496)
Dukes Root Control Inc.	Revolver	June 30, 2025	52	—
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	(13)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 4, 2030	7,732	111
GraphPAD Software, LLC	Delayed Draw Term Loan	June 30, 2031	3,113	31
GraphPAD Software, LLC	Revolver	June 30, 2031	1,297	—
HLSG Intermediate, LLC	Delayed Draw Term Loan	March 31, 2029	2,779	—
HLSG Intermediate, LLC	Revolver	March 31, 2029	990	—
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	December 20, 2029	3,136	(40)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	January 19, 2031	2,350	—
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	November 21, 2030	9,000	(100)
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	(56)
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(21)
Pathstone Family Office, LLC	Delayed Draw Term Loan	May 15, 2029	5,340	(11)
Pathstone Family Office, LLC	Revolver	May 15, 2028	1,048	(2)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	November 1, 2027	100	—
RKD Group, LLC	Delayed Draw Term Loan	August 17, 2028	519	—
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	September 28, 2028	738	7
Rogers Mechanical Contractors, LLC	Revolver	September 28, 2028	140	—
Royal Holdco Corporation	Delayed Draw Term Loan	December 30, 2030	6,008	(60)
Royal Holdco Corporation	Revolver	December 30, 2026	1,345	(13)
RPX Corporation	Revolver	October 23, 2025	2,601	—
Salt Dental Collective, LLC	Revolver	February 15, 2028	101	—
Superjet Buyer, LLC	Delayed Draw Term Loan	December 30, 2027	4,454	36
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	(6)
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	October 29, 2027	1,584	(1)
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	2,839	(1)
USALCO, LLC	Delayed Draw Term Loan	September 30, 2031	937	—
VRC Companies, LLC	Delayed Draw Term Loan	June 29, 2027	3,537	(6)
VRC Companies, LLC	Revolver	June 29, 2027	100	—
World Insurance Associates, LLC	Revolver	April 3, 2028	100	—

			March 31, 2025
Investments - non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
World Insurance Associates, LLC	Revolver	April 3, 2030	1,027	—
			132,041	(767)
The balance of unused commitments to extend financing as of December 31, 2024 was as follows (amounts in thousands):

			December 31, 2024
	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Neptune Platform Buyer LLC	Delayed Draw Term Loan	January 19, 2031	$2,350	$—
Pathstone Family Office LLC	2023 Revolver	May 15, 2028	1,048	(5)
Pathstone Family Office LLC	2023 Delayed Draw Term Loan	May 15, 2029	5,340	(25)
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	(6)
Accession Risk Management Group, Inc.	2019 Revolver	November 1, 2029	1,858	—
Bluehalo Global Holdings, LLC	Revolver	October 31, 2025	12	—
VRC Companies, LLC	2021 Revolver	June 29, 2027	100	—
Systems Planning And Analysis, Inc.	2022 1st Amendment Delayed Draw Term Loan	October 29, 2027	16,745	(32)
Dentive Capital, LLC	Revolver	May 27, 2027	50	—
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	November 1, 2027	100	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	3,128	(6)
Dukes Root Control Inc.	2022 Revolver	June 30, 2025	62	—
RPX Corporation	2020 Revolver	October 23, 2025	2,601	(1)
World Insurance Associates, LLC	2020 Revolver	April 3, 2028	100	—
Ambient Enterprises Holdco LLC	Revolver	December 7, 2029	685	(1)
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	June 28, 2030	1,630	(3)
HLSG Intermediate, LLC	Revolver	March 31, 2028	27	—
Beacon Oral Specialists	2024 6th Amendment Delayed Draw Term Loan	December 14, 2026	3,748	(15)
RKD Group, LLC	2024 Delayed Draw Term Loan	August 17, 2028	519	—
Rogers Mechanical Contractors, LLC	4th Amendment Revolver	September 28, 2028	140	—
Rogers Mechanical Contractors, LLC	4th Amendment Delayed Draw Term Loan	September 28, 2028	738	—
Superjet Buyer, LLC	2024 Incremental Delayed Draw Term Loan	December 30, 2027	4,454	(37)
Dentive Capital, LLC	2024 Incremental Delayed Draw Term Loan	December 23, 2028	973	(6)
Dermcare Management, LLC	4th Amendment Delayed Draw Term Loan	April 21, 2028	3,768	—
American Combustion Industries, LLC	Delayed Draw Term Loan A	August 31, 2028	189	(3)
American Combustion Industries, LLC	Delayed Draw Term Loan B	August 31, 2028	3,772	(50)
American Combustion Industries, LLC	Revolver	August 31, 2028	1,179	(16)
GraphPAD Software, LLC	2024 Revolver	June 30, 2031	1,297	—
GraphPAD Software, LLC	2024 Delayed Draw Term Loan	June 30, 2031	3,113	28
Accession Risk Management Group, Inc.	2024 Delayed Draw Term Loan	November 1, 2029	10,869	33
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(25)
Apex Service Partners, LLC	2024 1st Amendment Incremental Delayed Draw Term Loan	October 24, 2030	7,388	(13)
Apex Service Partners, LLC	2024 1st Amendment Revolver	October 24, 2029	818	(1)
GC Waves Holdings, Inc.	2024 Incremental Delayed Draw Term Loan	October 4, 2030	10,135	101
VRC Companies, LLC	2024 4th Amendment Delayed Draw Term Loan	June 29, 2027	18,577	(63)
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	(34)
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	November 21, 2030	15,000	(263)
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	(88)
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	March 31, 2025	3,136	(24)
Total			$135,145	$(555)

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk and interest rate fluctuations.
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
As of March 31, 2025, 99.9% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2025. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2025, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	3,153	(1,799)	1,354
Up 150 Basis Points	2,365	(1,349)	1,015
Up 100 Basis Points	1,576	(900)	677
Up 50 Basis Points	788	(450)	338
Down 50 Basis Points	(788)	450	(338)
Down 100 Basis Points	(1,576)	900	(677)
Down 150 Basis Points	(2,365)	1,349	(1,015)
Down 200 Basis Points	(3,150)	1,799	(1,351)
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
As of March 31, 2025, we believe that there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended March 31, 2025, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed October 30, 2024)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
*    Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Willow Tree Capital Corporation

Date: May 13, 2025	By:	/s/ Timothy Lower
	Name:	Timothy Lower
	Title:	Chief Executive Officer and President

Date: May 13, 2025	By:	/s/ Mark Klingensmith
	Name:	Mark Klingensmith
	Title:	Chief Financial Officer and Treasurer