Form 10-Q
period 2025-06-30
Willow Tree Capital Corp
filed 2025-08-13
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2025, the registrant had 20,401,739 shares of common stock, $0.01 par value per share, outstanding.

i

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
•Changes in political, economic, or industry conditions, the interest rate environment, the imposition of tariffs or conditions affecting the financial and capital markets;
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
•The ability of our Adviser to attract and retain highly talented professionals;
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
ii

Part I. Financial Information
Item 1. Financial Statements
WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)

Assets	As of June 30, 2025	As of December 31, 2024
	(unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $672,388 and $488,544 at June 30, 2025 and December 31, 2024, respectively)	$677,156	$490,462
Cash and cash equivalents	44,466	8,107
Deferred financing costs	6,526	5,274
Dividends and interest receivable	4,081	3,052
Receivable for investments sold	98	224
Receivable from Adviser	—	460
Prepaid expenses	159	390
Total assets	$732,486	$507,969

Liabilities
Borrowings	$400,081	$242,746
Contributions received in advance	24,299	—
Interest payable	6,089	2,850
Incentive fees payable	962	—
Management fees payable	913	435
Payable for investments purchased	50	13,657
Loans sold under agreement to repurchase	—	11,641
Accrued expenses and other liabilities	1,169	1,150
Total liabilities	$433,563	$272,479

Commitments and contingencies (see Note 7)

Net assets
Common stock, $0.01 par value, 200,000,000 shares authorized, 18,253,180 and 14,940,044 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$183	$149
Additional Paid in Capital	287,734	234,145
Distributable earnings (loss)	11,006	1,196
Total net assets	$298,923	$235,490
Total liabilities and net assets	$732,486	$507,969
Net asset value per share	$16.38	$15.76

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Operations (Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled, non-affiliated investments:
Interest income	$16,371	$—	$30,090	$—
PIK interest income	789	—	1,519	—
Other income	176	—	360	—
Total investment income from non-controlled, non-affiliated investments	17,336	—	31,969	—
Total investment income	17,336	—	31,969	—

Expenses:
Interest and borrowing expenses	7,221	—	13,558	—
Incentive fees	962	—	1,767	—
Management fees	913	—	1,639	—
Professional fees	574	—	1,130	—
Administration fees	129	—	254	—
Other general and administrative expenses	804	—	1,251	—
Total expenses	10,603	—	19,599	—
Net investment income (loss)	6,733	—	12,370	—

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	996	—	2,850	—
Net change in unrealized appreciation (depreciation)	996	—	2,850	—
Net increase (decrease) in net assets resulting from operations	$7,729	$—	$15,220	$—

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.37	$—	$0.75	$—
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.43	$—	$0.92	$—
Weighted average shares of common stock outstanding (basic and diluted)	18,064,572	68	16,579,232	35

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Changes in Net Assets (Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,733	$—	$12,370	$—
Net change in unrealized appreciation (depreciation)	996	—	2,850	—
Net increase (decrease) in net assets resulting from operations	7,729	—	15,220	—

Capital share transactions:
Issuance of common stock	—	—	50,000	1,020
Issuance of common stock from dividend reinvestment plan	3,622	—	3,622	—
Distributions to common shareholders	(5,409)	—	(5,409)	—
Net increase (decrease) from capital share transactions	(1,787)	—	48,213	1,020
Total increase (decrease) in net assets	5,942	—	63,433	1,020
Net assets, beginning of period	292,981	1,020	235,490	—
Net assets, end of period	$298,923	$1,020	$298,923	$1,020

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,220	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investment securities	(243,329)	—
Proceeds from sales and principal repayments of investment securities	61,873	—
Net change in unrealized (appreciation) depreciation on investments	(2,850)	—
Accretion of discount on investments	(891)	—
Payment-in-kind interest income	(1,497)	—
Amortization of deferred debt issuance costs	853	—
Changes in operating assets and liabilities:
Dividends and interest receivable	(1,030)	—
Receivable for investments sold	126	—
Receivable from Adviser	460	—
Prepaid expenses	230	—
Interest payable	3,239	—
Incentive fees payable	962	—
Management fees payable	478	—
Payable for investments purchased	(13,607)	—
Accrued expenses and other liabilities	19	—
Net cash provided by (used in) operating activities	$(179,744)	$—

Cash flows from financing activities:

Proceeds from issuance of common stock	50,000	1,020
Contribution received in advance	24,299	—
Proceeds from borrowing	394,815	—
Repayments of borrowing	(237,479)	—
Repayments of repurchase agreements	(11,641)	—
Deferred debt issuance costs paid	(2,104)	—
Distributions paid in cash	(1,787)	—
Net cash provided by (used in) financing activities	$216,103	$1,020
Net increase (decrease) in cash and cash equivalents	$36,359	$1,020
Cash and cash equivalents, beginning of period	8,107	—
Cash and cash equivalents, end of period	$44,466	$1,020

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	8,983	—

The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Aerospace & Defense
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	9.05%	11/8/2024	1/19/2031	$8,434	$8,335	$8,434	2.82%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	9.05%	1/22/2025	1/19/2031	$2,243	2,243	2,243	0.75%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.05%	1/24/2025	1/19/2031	$1,403	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.05%	1/24/2025	1/19/2031	$641	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	$2,350	(27)	—	—%
Stellant Midco, LLC	(4)	Term Loan	SOFR + 5.75%	10.18%	11/8/2024	10/2/2028	$5,054	5,052	5,054	1.69%
Stellant Midco, LLC	(4),(9)	Term Loan	SOFR + 5.50%	9.93%	11/8/2024	10/2/2028	$4,392	4,390	4,392	1.47%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	9.30%	12/10/2024	11/1/2030	$5,708	5,682	5,711	1.91%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.30%	12/10/2024	10/30/2026	$1,261	—	—	—%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 4.75%	8.92%	11/8/2024	8/16/2027	$592	590	588	0.20%
Systems Planning And Analysis, Inc.	(5),(9)	Revolver	SOFR + 4.75%	9.05%	11/8/2024	8/16/2027	$3,128	1,146	1,138	0.38%
Systems Planning And Analysis, Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 4.75%	9.04%	11/8/2024	10/29/2027	$17,208	17,139	17,092	5.72%
Systems Planning And Analysis, Inc.	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	9.06%	11/8/2024	8/16/2027	$8,680	3,882	3,905	1.31%
								48,432	48,557	16.25%
Chemicals
USALCO, LLC	(4)	Term Loan	SOFR + 4.00%	8.33%	11/8/2024	9/30/2031	$9,020	8,977	9,020	3.02%
USALCO, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 4.00%	8.33%	3/21/2025	9/30/2031	$937	—	—	—%
								8,977	9,020	3.02%
Commercial Services & Suppliers
Ambient Enterprises Holdco, LLC	(4),(9)	Term Loan	SOFR + 5.75%	10.05%	11/8/2024	6/28/2030	$11,722	11,608	11,823	3.96%
Ambient Enterprises Holdco, LLC	(5)	Revolver	SOFR + 5.75%	10.05%	11/8/2024	12/7/2029	$685	411	427	0.14%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.55%	11/8/2024	6/28/2030	$1,631	834	861	0.29%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.00%	9.43%	11/8/2024	8/31/2028	$9,237	9,109	9,019	3.02%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.00%	9.43%	11/8/2024	8/31/2028	$1,415	971	957	0.32%
American Combustion Industries, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.43%	11/8/2024	8/31/2028	$3,770	327	305	0.10%
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.43%	11/8/2024	8/31/2028	$3,175	3,131	3,100	1.04%
ESCP DTFS Inc	(4)	Term Loan	SOFR + 5.50%	9.80%	11/8/2024	9/28/2029	$32,753	32,253	32,761	10.96%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.30%	11/21/2024	11/21/2030	$26,865	26,440	26,659	8.92%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	$5,000	(79)	(38)	(0.01)%
NWP Acquisition Holdings, LLC	(5)	Delayed Draw Term Loan	SOFR + 6.00%	10.30%	11/21/2024	11/21/2030	$14,985	5,867	5,870	1.96%
TCF III Owl Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.94%	11/8/2024	4/19/2026	$2,828	2,828	2,828	0.95%
TCF III Owl Buyer, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.94%	11/8/2024	4/19/2026	$2,090	2,090	2,090	0.70%
WRM Wastewater Merger Sub, Inc	(4)	Term Loan	SOFR + 5.75%	10.08%	5/19/2025	12/28/2029	$1,396	1,375	1,396	0.47%
WRM Wastewater Merger Sub, Inc	(5)	Delayed Draw Term Loan	—	1.00%	5/19/2025	12/28/2029	$4,652	(23)	—	—%
								97,142	98,058	32.82%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	10.32%	11/20/2024	11/15/2029	$12,280	12,063	12,216	4.09%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	$1,711	(30)	(9)	—%
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Rogers Mechanical Contractors, LLC	(4)	Term Loan	SOFR + 5.75%	10.13%	11/8/2024	9/28/2028	$454	$454	$454	0.15%
Rogers Mechanical Contractors, LLC	(5)	Revolver	SOFR + 5.75%	0.50%	11/8/2024	9/28/2028	$140	—	—	0.00%
Rogers Mechanical Contractors, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.75%	10.17%	11/8/2024	9/28/2028	$964	226	226	0.08%
								12,713	12,887	4.32%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	9.33%	11/8/2024	10/24/2030	$27,646	27,399	27,646	9.25%
Apex Service Partners, LLC	—	Term Loan	SOFR + 5.00%	9.28%	4/29/2025	10/24/2030	$25	25	25	0.01%
Apex Service Partners, LLC	(5)	Revolver	—	0.50%	11/8/2024	10/24/2029	$2,555	(23)	—	—%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.33%	9/24/2024	10/24/2030	$6,580	6,521	6,580	2.20%
Apex Service Partners, LLC	(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.31%	11/8/2024	10/24/2030	$10,373	10,326	10,373	3.47%
Apex Service Partners, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.31%	4/29/2025	10/24/2030	$74	30	31	0.01%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Term Loan	SOFR + 5.50%	9.78%	2/4/2025	2/4/2031	$12,040	11,815	11,799	3.95%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(5),(9)	Revolver	P + 4.50%	10.04%	2/12/2025	2/4/2031	$4,260	1,198	1,193	0.40%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	2/4/2025	2/4/2031	$11,342	7,081	7,066	2.36%
IFH Franchisee Holdings, LLC	(4)	Term Loan	SOFR + 5.75%	10.07%	1/10/2025	12/20/2029	$13,819	13,631	13,711	4.59%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/10/2025	12/20/2029	$3,136	(21)	(24)	(0.01)%
Sandlot Baseball BorrowerCo, LLC	(5)	Revolver	—	0.50%	6/2/2025	12/27/2028	$2,253	—	—	—%
Sandlot Baseball BorrowerCo, LLC	(5)	Delayed Draw Term Loan	—	1.00%	6/2/2025	12/27/2028	$12,017	3	120	0.04%
								77,985	78,520	26.27%
Financial Services
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	9.07%	11/18/2024	8/1/2030	$9,894	9,805	9,844	3.29%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.75%	9.18%	12/31/2024	10/4/2030	$3,627	3,659	3,663	1.23%
GC Waves Holdings, Inc.	(4),(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.18%	11/8/2024	10/4/2030	$11,495	6,336	6,556	2.19%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	9.43%	11/26/2024	5/15/2029	$557	554	562	0.19%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	9.43%	11/8/2024	5/15/2029	$15,474	15,394	15,608	5.22%
Pathstone Family Office, LLC	(5)	Revolver	—	0.50%	11/8/2024	5/15/2028	$1,048	(5)	—	0.00%
Pathstone Family Office, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.43%	11/8/2024	5/15/2029	$5,439	71	146	0.05%
RPX Corporation	(4)	Term Loan	SOFR + 5.25%	9.56%	11/8/2024	8/2/2030	$20,336	20,152	20,540	6.87%
RPX Corporation	(5)	Revolver	—	0.50%	11/8/2024	10/23/2025	$2,601	(9)	—	0.00%
Wealth Enhancement Group, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.29%	11/8/2024	10/2/2028	$3,726	3,726	3,726	1.25%
Wealth Enhancement Group, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.29%	11/8/2024	10/2/2028	$6,928	6,928	6,928	2.32%
Wealth Enhancement Group, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.29%	11/8/2024	10/2/2028	$2,781	2,781	2,781	0.93%
								69,392	70,354	23.54%
Health Care Equipment & Supplies
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.69%	11/8/2024	3/31/2029	$1,976	1,976	1,976	0.66%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.69%	11/8/2024	3/31/2029	$4,849	4,800	4,849	1.62%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.69%	3/14/2025	3/31/2029	$1,643	1,621	1,643	0.55%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 5.25%	9.69%	11/8/2024	3/31/2029	$1,226	313	328	0.11%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.69%	11/8/2024	3/31/2029	$2,957	2,918	2,957	0.99%
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
HLSG Intermediate, LLC	(5)	Delayed Draw Term Loan	—	1.00%	3/14/2025	3/31/2029	$2,779	$(39)	$—	—%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.69%	11/8/2024	3/31/2029	$34	34	34	0.01%
								11,623	11,787	3.94%
Health Care Providers & Services
Beacon Oral Specialists	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.74%	11/8/2024	12/14/2026	$4,991	2,724	2,723	0.91%
Cvausa Management, LLC	(4)	Term Loan	SOFR + 5.25%	9.58%	1/14/2025	5/22/2029	$14,943	14,876	14,943	5.00%
Cvausa Management, LLC	(5)	Revolver	—	0.50%	1/14/2025	5/22/2028	$1,111	(5)	—	—%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.05%	11/8/2024	5/27/2027	$1,909	1,896	1,858	0.62%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.05%	11/8/2024	12/23/2028	$2,196	2,180	2,137	0.71%
Dentive Capital, LLC	(5),(9)	Revolver	SOFR + 6.75%	11.04%	11/8/2024	5/27/2027	$100	87	85	0.03%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.05%	11/8/2024	12/23/2028	$224	222	218	0.07%
Dentive Capital, LLC	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 6.75%	11.05%	11/8/2024	12/23/2028	$2,122	1,144	1,103	0.37%
Dermcare Holdings, LLC	(6)	Term Loan	SOFR + 17.00%	17.00%	11/8/2024	10/16/2029	$635	628	647	0.22%
Dermcare Management, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.75%	10.18%	11/8/2024	4/21/2028	$14,635	14,635	14,635	4.90%
Dermcare Management, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.75%	10.18%	3/31/2025	4/21/2028	$24,800	5,868	6,324	2.12%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.68%	11/8/2024	2/15/2029	$632	626	663	0.22%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.68%	11/8/2024	2/15/2029	$1,458	1,445	1,531	0.51%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.68%	11/8/2024	2/15/2029	$9,148	9,065	9,605	3.21%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.68%	11/8/2024	2/15/2029	$4,056	4,019	4,258	1.42%
LCM SDC Holdings, LLC	—	Term Loan	SOFR + 10.00%	14.43%	5/30/2025	2/15/2029	$2,574	2,500	2,497	0.84%
LCM SDC Holdings, LLC	—	Term Loan	SOFR + 10.00%	14.30%	6/27/2025	2/15/2029	$7,796	7,563	7,562	2.53%
LCM SDC Holdings, LLC	(9)	Delayed Draw Term Loan	SOFR + 10.00%	14.30%	4/30/2025	2/15/2029	$4,690	4,645	4,549	1.52%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.00%	10.03%	11/8/2024	8/19/2027	$17,662	17,542	17,698	5.92%
OPCO Borrower, LLC	(4)	Term Loan	P + 4.75%	12.25%	6/2/2025	4/26/2029	$12,571	12,449	12,596	4.21%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.18%	11/8/2024	2/15/2028	$6,354	6,369	6,354	2.13%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.18%	11/8/2024	2/15/2028	$3,675	3,683	3,675	1.23%
Salt Dental Collective, LLC	(4),(9)	Term Loan	SOFR + 6.75%	11.18%	11/8/2024	2/15/2028	$1,548	1,552	1,548	0.52%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.18%	11/8/2024	2/15/2028	$1,683	1,687	1,683	0.56%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.18%	11/8/2024	2/15/2028	$7,461	7,477	7,461	2.50%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.18%	11/8/2024	2/15/2028	$3,729	3,738	3,729	1.25%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.18%	11/8/2024	2/15/2028	$3,578	3,586	3,578	1.20%
Salt Dental Collective, LLC	(5)	Revolver	SOFR + 6.75%	11.18%	11/8/2024	2/15/2028	$933	313	311	0.10%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.18%	11/8/2024	2/15/2028	$7,593	7,610	7,593	2.54%
								140,124	141,564	47.36%
Hotels, Restaurants & Leisure
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.75%	10.17%	1/15/2025	7/21/2027	$208	205	208	0.07%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.75%	10.18%	11/8/2024	7/21/2027	$1,073	1,077	1,073	0.36%
Stonebridge Companies, LLC	(4)	Term Loan	SOFR + 5.00%	9.30%	5/16/2025	5/16/2031	$4,646	4,577	4,576	1.53%
Stonebridge Companies, LLC	(5)	Revolver	—	0.50%	5/16/2025	5/16/2030	$885	(13)	(13)	—%
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Stonebridge Companies, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/16/2025	5/16/2031	$1,327	$(10)	$(20)	(0.01)%
								5,836	5,824	1.95%
Insurance
Accession Risk Management Group, Inc.	(4)	Term Loan	SOFR + 4.75%	9.03%	11/8/2024	11/1/2029	$20,659	20,704	20,659	6.91%
Accession Risk Management Group, Inc.	(5)	Revolver	SOFR + 4.75%	9.03%	11/8/2024	11/1/2029	$1,858	4	—	—%
Accession Risk Management Group, Inc.	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.07%	11/8/2024	11/1/2029	$7,440	774	758	0.25%
Accession Risk Management Group, Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 4.75%	9.06%	11/8/2024	11/1/2029	$7,980	7,998	7,980	2.67%
Accession Risk Management Group, Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 4.75%	9.05%	11/8/2024	11/1/2029	$5,338	5,350	5,338	1.79%
Higginbotham Insurance Agency, Inc.	(4),(9)	Term Loan	SOFR + 4.50%	8.83%	11/8/2024	11/24/2028	$17,850	17,737	17,850	5.97%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 5.00%	9.30%	2/14/2025	4/3/2030	$39,825	39,825	39,825	13.32%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 6.00%	9.30%	11/8/2024	4/3/2030	$4,804	4,804	4,804	1.61%
World Insurance Associates, LLC	(5)	Revolver	SOFR + 5.00%	9.30%	2/14/2025	4/3/2030	$1,027	—	—	0.00%
World Insurance Associates, LLC	(5)	Revolver	SOFR + 5.00%	9.30%	11/8/2024	4/3/2028	$100	—	—	0.00%
								97,196	97,214	32.52%
Multi-Utilities
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 6.50%	10.83%	11/8/2024	12/8/2028	$5,705	5,705	5,705	1.91%
Dukes Root Control Inc.	(5),(9)	Revolver	SOFR + 6.50%	10.88%	11/8/2024	12/8/2028	$100	31	31	0.01%
Dukes Root Control Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 6.50%	10.96%	11/8/2024	10/8/2030	$92	92	92	0.03%
								5,828	5,828	1.95%
Professional Services
RKD Group, LLC	—	Term Loan	SOFR + 5.50%	9.82%	5/16/2025	5/19/2031	$3,512	3,477	3,477	1.16%
RKD Group, LLC	(5)	Revolver	—	0.50%	5/19/2025	5/19/2031	$1,805	(17)	(18)	(0.01)%
RKD Group, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/19/2025	5/19/2031	$3,233	(32)	(32)	(0.01)%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.50%	8.81%	3/12/2025	12/30/2030	$2,713	2,684	2,686	0.90%
Royal Holdco Corporation	(5)	Revolver	—	4.50%	3/13/2025	12/30/2026	$1,345	(11)	(13)	0.00%
Royal Holdco Corporation	(5)	Delayed Draw Term Loan	SOFR + 4.50%	8.83%	3/12/2025	12/30/2030	$6,006	677	674	0.23%
Secretariat Advisors, LLC	(4)	Term Loan	SOFR + 4.00%	8.30%	2/24/2025	2/28/2032	$4,784	4,761	4,760	1.59%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	9.82%	11/8/2024	6/29/2027	$2,931	2,926	2,931	0.98%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.25%	9.53%	11/8/2024	6/29/2027	$1,888	1,876	1,888	0.63%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	$100	(1)	—	0.00%
VRC Companies, LLC	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.25%	9.57%	11/19/2024	6/29/2027	$20,436	19,011	19,247	6.44%
VRC Companies, LLC	—	Delayed Draw Term Loan	SOFR + 5.50%	9.82%	11/8/2024	6/29/2027	$496	495	496	0.17%
								35,846	36,096	12.08%
Software
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	9.02%	4/21/2025	10/2/2029	$6,961	6,895	6,909	2.31%
ACP Avenu Buyer, LLC	(5)	Revolver	—	0.50%	4/21/2025	10/2/2029	$2,061	(20)	(15)	(0.01)%
ACP Avenu Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	4/21/2025	10/2/2029	$5,889	(28)	(44)	(0.01)%
GraphPAD Software, LLC	(4)	Term Loan	P + 3.75%	11.25%	11/8/2024	6/30/2031	$13,734	13,674	13,734	4.59%
GraphPAD Software, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/30/2031	$1,297	(6)	—	—%
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
GraphPAD Software, LLC	(5)	Delayed Draw Term Loan	P + 3.75%	11.25%	11/8/2024	6/30/2031	$3,457	$328	$343	0.11%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.94%	11/8/2024	12/30/2027	$5,903	5,860	5,903	1.97%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.83%	11/8/2024	5/23/2030	$4,992	4,955	4,992	1.67%
Superjet Buyer, LLC	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	12/30/2027	$5,154	1,023	1,059	0.35%
								32,681	32,881	10.98%
Specialty Distribution
SPI, LLC	(4)	Term Loan	SOFR + 4.50%	8.95%	6/27/2025	9/30/2025	$50	50	50	0.02%
SPI, LLC	(4)	Term Loan	SOFR + 4.50%	8.95%	3/3/2025	12/21/2027	$656	653	656	0.22%
								703	706	0.24%
Specialty Retail
Amylu Borrower Sub, LLC	(4)	Term Loan	SOFR + 5.00%	9.31%	4/29/2025	6/10/2031	$12,539	12,415	12,414	4.15%
Amylu Borrower Sub, LLC	(5)	Revolver	SOFR + 5.00%	9.31%	6/10/2025	6/10/2031	$2,508	154	154	0.05%
Amylu Borrower Sub, LLC	(5)	Delayed Draw Term Loan	—	1.00%	6/10/2025	6/10/2031	$1,998	(10)	(10)	—%
Lash Opco, LLC	(4)	Term Loan	SOFR + 7.50% (5.10% PIK)	12.13%	11/8/2024	9/17/2027	$2,693	2,641	2,572	0.86%
Orthofeet, Inc	(4)	Term Loan	SOFR + 5.50%	9.73%	11/8/2024	7/30/2030	$12,945	12,735	12,753	4.27%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	$1,524	(25)	(23)	(0.01)%
								27,910	27,860	9.32%

Total Private Debt - United States								$672,388	$677,156	226.56%
Total Private Debt - non-controlled/non-affiliated								$672,388	$677,156	226.56%
(1)Unless otherwise indicated, all loan investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All loan investments are income producing unless otherwise indicated. All loan investments are first lien debt unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for loan investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated. As of March 31, 2025, the Company standardized its industry classifications using Global Industry Classification Standard (“GICS”) codes, replacing the previously varied classifications across the GICS structure.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate ("SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
(6)Investment is subordinated.
(7)Unless otherwise indicated, investment is valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Company's Board of Directors, in accordance with the Company’s valuation policy. See Note 2. Summary of Significant Accounting Policies and Note 5. Fair Value of Investments in the Notes to the Consolidated Financial Statements.
(8)Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, the Company had no non-qualifying assets.
(9)For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Aerospace & Defense
Bluehalo Global Holdings, LLC	(4) (9)	Term Loan	SOFR + 6.00%	10.36%	11/8/2024	10/31/2025	$23,838	$23,703	$23,839	10.11%
Bluehalo Global Holdings, LLC	(5) (9)	Revolver	SOFR + 6.00%	10.40%	11/8/2024	10/31/2025	$100	87	88	0.04%
Neptune Platform Buyer LLC	(4)	Term Loan	SOFR + 5.25%	9.58%	11/8/2024	1/19/2031	$9,026	8,914	9,026	3.83%
Neptune Platform Buyer LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	$2,350	(30)	—	—%
Stellant Midco, LLC	(4)	Term Loan	P + 4.75%	10.79%	11/8/2024	10/1/2028	$5,080	5,077	5,034	2.14%
Stellant Midco, LLC	(4)	Term Loan	P + 4.50%	10.49%	11/8/2024	10/1/2028	$4,415	4,412	4,375	1.86%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.25%	9.58%	12/10/2024	11/1/2030	$5,781	5,752	5,752	2.44%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	$1,261	—	(6)	—%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	$556	554	555	0.24%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	$595	592	594	0.25%
Systems Planning And Analysis, Inc.	(5)	Revolver	—	0.50%	11/8/2024	8/16/2027	$3,128	(15)	(6)	—%
Systems Planning And Analysis, Inc.	(4) (5)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	11/8/2024	10/29/2027	$17,224	395	446	0.19%
								49,441	49,697	21.10%
Chemicals
USALCO, LLC	(4)	Term Loan	SOFR + 4.00%	8.57%	11/8/2024	9/30/2031	$8,949	8,905	8,949	3.80%
								8,905	8,949	3.80%
Commercial Services & Suppliers
Ambient Enterprises Holdco LLC	(4)	Term Loan	SOFR + 6.00%	10.08%	11/8/2024	6/28/2030	$11,691	11,567	11,670	4.96%
Ambient Enterprises Holdco LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 6.00%	10.08%	11/8/2024	6/28/2030	$1,730	86	96	0.04%
Ambient Enterprises Holdco LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	$685	(10)	(1)	—%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.10%	9.46%	11/8/2024	8/31/2028	$9,307	9,158	9,183	3.90%
American Combustion Industries, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.00%	9.46%	11/8/2024	8/31/2028	$3,195	2,955	2,964	1.26%
American Combustion Industries, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	8/31/2028	$3,772	(75)	(65)	(0.03)%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.10%	9.46%	11/8/2024	8/31/2028	$1,415	213	217	0.09%
ESCP DTFS Inc	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	9/28/2029	$32,918	32,358	32,407	13.76%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.33%	11/21/2024	11/21/2030	$27,000	26,535	26,528	11.26%
NWP Acquisition Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/21/2024	11/21/2030	$15,000	(131)	(263)	(0.11)%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	$5,000	(88)	(88)	(0.04)%
TCF III Owl Buyer LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.96%	11/8/2024	4/19/2026	$2,100	2,100	2,100	0.89%
TCF III Owl Buyer LLC	(4)	Term Loan	SOFR + 5.50%	9.96%	11/8/2024	4/19/2026	$2,843	2,843	2,843	1.21%
								87,511	87,591	37.19%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	10.40%	11/20/2024	11/15/2029	$12,342	12,100	12,095	5.14%
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	$1,711	$(33)	$(34)	(0.01)%
Rogers Mechanical Contractors, LLC	(4)	Term Loan	SOFR + 6.25%	10.91%	11/8/2024	9/28/2028	$479	479	479	0.20%
Rogers Mechanical Contractors, LLC	(5) (9)	Delayed Draw Term Loan	SOFR + 6.25%	10.87%	11/8/2024	9/28/2028	$977	238	238	0.10%
Rogers Mechanical Contractors, LLC	(5)	Revolver	—	0.50%	11/8/2024	9/28/2028	$140	—	—	—%
								12,784	12,778	5.43%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	$27,785	27,514	27,736	11.78%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	$6,613	6,549	6,601	2.80%
Apex Service Partners, LLC	(5) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	$10,397	2,996	3,028	1.29%
Apex Service Partners, LLC	(5)	Revolver	SOFR + 5.00%	9.51%	11/8/2024	10/24/2029	$2,555	1,712	1,733	0.74%
IFH Franchisee Holdings, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.75%	10.12%	1/10/2025	5/21/2025	$13,888	13,680	13,680	5.81%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	4.48%	1/10/2025	3/31/2025	$3,136	(24)	(24)	(0.01)%
								52,427	52,754	22.41%
Financial Services
Electronic Merchant Systems, LLC	(4) (9)	Term Loan	SOFR + 3.75% - 4.75%	9.34%	11/18/2024	8/1/2030	$9,943	9,846	9,824	4.17%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.75%	9.21%	11/8/2024	8/10/2029	$3,613	3,648	3,650	1.55%
GC Waves Holdings, Inc.	(9)	Term Loan	SOFR + 4.75%	9.21%	12/31/2024	10/4/2030	$32	32	32	0.01%
GC Waves Holdings, Inc.	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.21%	11/8/2024	10/4/2030	$11,516	1,273	1,496	0.64%
Pathstone Family Office LLC	(4)	Term Loan	SOFR + 5.00%	9.46%	11/8/2024	5/15/2029	$16,113	16,019	16,038	6.81%
Pathstone Family Office LLC	(5)	Revolver	—	—	11/8/2024	5/15/2028	$1,048	(6)	(5)	—%
Pathstone Family Office LLC	(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.46%	11/8/2024	5/15/2029	$5,440	68	74	0.03%
RPX Corporation	(4)	Term Loan	SOFR + 5.50%	10.02%	11/8/2024	8/2/2030	$20,439	20,236	20,431	8.68%
RPX Corporation	(5)	Revolver	—	0.50%	11/8/2024	10/23/2025	$2,601	(22)	(1)	—%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.58%	11/8/2024	10/2/2028	$2,795	2,795	2,806	1.19%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.56%	11/8/2024	10/2/2028	$6,964	6,964	6,991	2.97%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.55%	11/8/2024	10/2/2028	$3,745	3,745	3,759	1.60%
								64,598	65,095	27.65%
Health Care Equipment & Supplies
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$35	35	35	0.01%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$65	65	65	0.03%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$1,986	1,986	1,986	0.84%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$1,280	1,280	1,280	0.54%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$100	73	73	0.03%
								3,439	3,439	1.45%
Health Care Providers & Services
Beacon Oral Specialists	(4) (5) (9)	Delayed Draw Term Loan	SOFR + 6.00%	10.36%	11/8/2024	12/14/2026	$4,997	1,219	1,230	0.52%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	$225	223	223	0.09%
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	$2,217	$2,199	$2,202	0.94%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.35%	11/8/2024	5/27/2027	$1,909	1,893	1,896	0.81%
Dentive Capital, LLC	(4) (5) (9)	Delayed Draw Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	$2,128	1,147	1,151	0.49%
Dentive Capital, LLC	(5)	Revolver	SOFR + 6.75%	11.35%	11/8/2024	5/27/2027	$100	49	49	0.02%
Dermcare Holdings, LLC	(6)	Term Loan	SOFR + 17.00%	17.00%	11/8/2024	10/16/2029	$585	577	588	0.25%
Dermcare Management, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.75%	10.42%	11/8/2024	4/21/2028	$14,704	10,936	10,936	4.64%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	$3,713	3,671	3,685	1.56%
LCM SDC Holdings, LLC	(6)	Term Loan	P + 13.25%	17.92%	11/8/2024	2/15/2029	$8,375	8,281	8,312	3.53%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	$1,335	1,320	1,325	0.56%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	$578	572	574	0.24%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.00%	10.62%	11/8/2024	8/19/2027	$18,264	18,111	18,191	7.72%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$6,387	6,403	6,387	2.71%
Salt Dental Collective, LLC		Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$3,596	3,605	3,596	1.53%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$7,631	7,651	7,631	3.24%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$3,694	3,703	3,694	1.57%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$1,556	1,560	1,556	0.66%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$1,692	1,696	1,692	0.72%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$7,499	7,519	7,499	3.18%
Salt Dental Collective, LLC	(9)	Revolver	SOFR + 5.75% -6.75%	11.42%	11/8/2024	2/15/2028	$933	936	933	0.40%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$3,748	3,758	3,748	1.59%
								87,029	87,098	36.97%
Hotels, Restaurants & Leisure
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.21%	11/8/2024	7/21/2027	$1,081	1,085	1,087	0.46%
								1,085	1,087	0.46%
Insurance
Accession Risk Management Group, Inc.	(4) (9)	Term Loan	SOFR + 4.75%	9.32%	11/8/2024	11/1/2029	$20,768	20,819	20,832	8.85%
Accession Risk Management Group, Inc.	(4) (9)	Delayed Draw Term Loan	SOFR + 4.75%	9.21%	11/8/2024	11/1/2029	$8,021	8,041	8,046	3.42%
Accession Risk Management Group, Inc.		Delayed Draw Term Loan	SOFR + 4.75%	9.08%	11/8/2024	11/1/2029	$1,029	1,032	1,032	0.44%
Accession Risk Management Group, Inc.	(5)	Revolver	SOFR + 4.75%	9.08%	11/8/2024	11/1/2029	$1,858	5	—	—%
Accession Risk Management Group, Inc.	(5) (9)	Delayed Draw Term Loan	SOFR + 4.75%	9.31%	11/8/2024	11/1/2029	$11,777	936	943	0.40%
Higginbotham Insurance Agency, Inc.	(4) (10)	Term Loan	SOFR + 4.50%	9.08%	11/8/2024	11/24/2028	$17,940	17,811	17,900	7.60%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	$513	511	513	0.22%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Term Loan	SOFR + 5.50%	10.59%	11/8/2024	11/1/2028	$861	858	862	0.37%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	$2,247	2,239	2,248	0.95%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	$1,223	1,219	1,223	0.52%
Peter C. Foy & Associates Insurance Services, LLC	(5)	Revolver	—	0.50%	11/8/2024	11/1/2027	$100	—	—	—%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 6.00%	10.60%	11/8/2024	4/3/2028	$4,804	4,804	4,804	2.04%
The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	11/8/2024	4/3/2028	$100	$—	$—	—%
								58,275	58,403	24.81%
Multi-Utilities
Dukes Root Control Inc.	(4) (9)	Delayed Draw Term Loan	SOFR + 6.50%	11.20%	11/8/2024	10/8/2030	$93	93	93	0.04%
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 6.50%	11.16%	11/8/2024	6/30/2025	$5,734	5,734	5,734	2.43%
Dukes Root Control Inc.	(5) (9)	Revolver	SOFR + 6.50%	11.08%	11/8/2024	6/30/2025	$100	38	38	0.02%
								5,865	5,865	2.49%
Professional Services
RKD Group, LLC	(4)	Term Loan	SOFR + 6.00%	10.48%	11/8/2024	8/17/2028	$6,920	6,920	6,920	2.94%
RKD Group, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 6.00%	10.46%	11/8/2024	8/17/2028	$2,129	1,610	1,610	0.68%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.75%	9.23%	12/31/2024	12/30/2027	$828	815	815	0.34%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	6/29/2027	$1,898	1,882	1,898	0.80%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.75%	10.27%	11/8/2024	6/29/2027	$2,946	2,940	2,946	1.25%
VRC Companies, LLC	(9)	Delayed Draw Term Loan	SOFR + 5.75%	10.30%	11/8/2024	6/29/2027	$498	497	498	0.21%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	$100	(1)	—	—%
VRC Companies, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.65%	11/19/2024	6/29/2027	$20,483	1,613	1,837	0.78%
								16,276	16,524	7.00%
Software
GraphPAD Software, LLC	(4)	Term Loan	SOFR + 4.75%	9.08%	11/8/2024	6/30/2031	$13,803	13,738	13,928	5.91%
GraphPAD Software, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.08%	11/8/2024	6/30/2031	$3,458	329	376	0.16%
GraphPAD Software, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/30/2031	$1,297	(6)	—	—%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.83%	11/8/2024	12/30/2027	$5,018	4,973	4,976	2.11%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	12/30/2027	$5,933	5,881	5,885	2.50%
Superjet Buyer, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	12/30/2027	$5,158	703	703	0.30%
								25,618	25,868	10.98%
Specialty Retail
Lash Opco, LLC	(4)	Term Loan	SOFR + 2.65%	7.84%	11/8/2024	3/18/2026	$2,626	2,538	2,538	1.08%
Orthofeet, Inc	(4)	Term Loan	P + 5.50%	10.59%	11/8/2024	7/30/2030	$13,010	12,779	12,801	5.44%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	$1,524	(27)	(25)	(0.01)%
								15,290	15,314	6.51%

Total Private Debt - United States								$488,544	$490,462	208.25%
Total Private Debt - non-controlled/non-affiliated								$488,544	$490,462	208.25%

(1)Unless otherwise indicated, all loan investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All loan investments are income producing unless otherwise indicated. All loan investments are first lien debt unless otherwise indicated. Certain
The accompanying notes are an integral part of these unaudited financial statements.

portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for loan investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated. As of March 31, 2025, the Company standardized its industry classifications using Global Industry Classification Standard (“GICS”) codes, replacing the previously varied classifications across the GICS structure.
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
(6)Investment is subordinated.
(7)Unless otherwise indicated, investment is valued using unobservable inputs and are considered Level 3 investments.Fair value was determined in good faith by the Company's Board of Directors, in accordance with the Company’s valuation policy. See Note 2. Summary of Significant Accounting Policies and Note 5. Fair Value of Investments in the Notes to the Consolidated Financial Statements.
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
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

On November 8, 2024, immediately prior to the Company electing to be regulated as a BDC (the "BDC Election"), each of Willow Tree Capital Fund, LLC and Willow Tree Capital Offshore Fund, LLC merged with and into the Company (the "Merger"). After the Merger, the Company made the BDC Election, and commenced operations, therefore the Company’s results of operations for the three and six months ended June 30, 2025 are not comparable and, accordingly, no comparative amount for the prior period is discussed within the ensuing notes to the consolidated financial statements.
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
2. Summary of Significant Accounting Policies
Basis of Financial Statement Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements. The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). Certain prior period figures have been reclassified from those originally published in the annual report to conform to the current period presentation for comparative purposes.
Basis of Consolidation

As provided under ASC Topic 946 and Regulation S-X, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. All material intercompany transactions are eliminated in consolidation.
The Company consolidated the results of the Company’s wholly owned subsidiaries which are considered to be investment companies. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2025, the Company’s consolidated subsidiaries were the SPV Subsidiary and the Blocker Subsidiary.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Investments
Investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. The Company's Board of Directors (the "Board") or, if designated pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Adviser will determine the NAV per share quarterly. The NAV per share is equal to the value of total assets minus liabilities divided by the total number of shares of the Company’s common stock outstanding at the date as of which the determination is made.
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
•If the Adviser has not been designated as the valuation designee pursuant to Rule 2a-5:
◦Preliminary valuation conclusions will be documented and discussed with Willow Tree’s valuation committee. Agreed upon valuation recommendations will be presented to the Audit Committee;

◦The Audit Committee will review the valuation recommendations and recommend values for each investment to the Board; and
◦The Board will review the recommended valuations and determine the fair value of each investment.
◦The Board will conduct this valuation process on a quarterly basis.
The Company will apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we will consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Cash and Cash Equivalents
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits. As of June 30, 2025 and December 31, 2024, the Company held $44.5 million and $8.1 million in cash, respectively.

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
Offering expenses are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning on the date which the Company first accepts capital contributions from unaffiliated shareholders in the Private Offering. Offering expenses include legal, printing and other offering costs, which include professional advisers fees, fees associated with the offering of common shares of the Company, and those associated with the preparation of the Company’s registration statement on Form 10. For the three and six months ended June 30, 2025, the Company did not capitalize or expense any new offering costs.
Revenue Recognition
Interest and Dividend Income
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain payment-in-kind (“PIK”) provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
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
Income Taxes
The Company intends to elect to be treated as a RIC for the tax year ending December 31, 2024 and intends to qualify annually thereafter as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024 for public business entities (“PBEs”) and December 15, 2025 for entities other than PBEs with early adoption permitted. The Company has evaluated the impact of ASU 2023-09 on its consolidated financial statements and does not anticipate any impact to its consolidated financial statements because the Company intends to elect to be a RIC and does not expect to incur any income taxes.
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
Contemporaneously with entering the Onshore Merger Agreement, and prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”). Under this agreement, the

Offshore Fund would merge with and into the Company, with the Company surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Before the completion of the Offshore Merger, the Adviser served as the investment adviser to the Offshore Fund. According to the Offshore Merger Agreement, the members of the Offshore Fund would receive one share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, the Company issued 4,803,384 shares of Common Stock and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Offshore Assets”), which had an aggregate net asset value of $75.4 million.
Following the completion of the Mergers, the Company's total assets was approximately $389 million, consisting of 99 loans to 33 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets.
Investment Management Agreement
The Company is externally managed by the Adviser pursuant to an Investment Management Agreement. The Adviser is an indirect majority owned subsidiary of Willow Tree Credit Partners LP. Subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company.
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
For the three and six months ended June 30, 2025, the Company incurred $0.9 million and $1.6 million, respectively, in management fees.
As of June 30, 2025 and December 31, 2024, $0.9 million and $0.4 million, respectively, of management fees, were unpaid and are included in management fees payable in the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2025, the Company incurred $1.0 million and $1.8 million, respectively, in incentive fees on investment income. As of June 30, 2025 and December 31, 2024, $1.0 million and $0, respectively, of incentive fees on investment income, were unpaid and are included in incentive fees payable in the Consolidated Statement of Assets and Liabilities.
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
As of June 30, 2025 and December 31, 2024, there were no incentive fees on capital gains.
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
4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024 was as follows (amounts in thousands):

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Private Debt	672,388	$677,156	100%	488,544	$490,462	100%
Total investments	$672,388	$677,156	100%	$488,544	$490,462	100%

5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of June 30, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described (amounts in thousands):

	June 30, 2025
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$677,156	$677,156
Total investments	$—	$—	$677,156	$677,156

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$490,462	$490,462
Total investments	$—	$—	$490,462	$490,462

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2025 (amounts in thousands):

Three months ended June 30, 2025	Private Debt
Fair value, beginning of period	$637,395
Purchases of investments (including PIK, if any)	88,143
Proceeds from principal repayments and sales of investments	(49,913)
Accretion of discount/amortization of premium	535
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	996
Fair value, end of period	677,156
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2025	996

Six months ended June 30, 2025	Private Debt
Fair value, beginning of period	$490,462
Purchases of investments (including PIK, if any)	244,826
Proceeds from principal repayments and sales of investments	(61,873)
Accretion of discount/amortization of premium	891
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	2,850
Fair value, end of period	$677,156
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at June 30, 2025	$2,850
For the three and six months ended June 30, 2025, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

Type of Investment	Fair Value as of June 30, 2025	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$546,787	Yield Analysis	Yield %	7.63% - 15.32%	9.44%
	111,752	Market Approach	Enterprise Value/EBITDA	5.75x - 35.91x	12.23x
	18,617	Recent Transaction
Total	677,156

Type of Investment	Fair Value as of December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$350,490	Yield Analysis	Yield %	7.71% - 16.30%	9.75%
	82,331	Market Approach	Enterprise Value/EBITDA	5.75x - 22.50x	14.25x
	57,641	Recent Transaction
Total	490,462

6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 174.72% and 192.57%, respectively.
The following table presents the Company’s outstanding borrowings as of June 30, 2025 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	500,000	323,831	176,169	323,831	11/8/2029
Subscription Line	90,000	76,250	13,750	76,250	11/7/2025
Total	$590,000	$400,081	$189,919	$400,081
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
The following table presents the Company's outstanding borrowings as of December 31, 2024 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$300,000	$214,766	$85,234	$214,766	11/8/2029
Subscription Line	90,000	27,980	62,020	27,980	11/7/2025
Participation Agreements	11,641	11,641	—	11,641	2/6/2025
Total	$401,641	$254,387	$147,254	$254,387
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
For the period ended June 30, 2025 and December 31, 2024, the Company had total average borrowings of $359.8 million at a weighted average interest rate of 6.71% and $258.4 million at a weighted average interest rate of 8.71%, respectively.

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
As of June 30, 2025 and December 31, 2024, the Company had an aggregate amount of $323.8 million and $214.8 million of debt outstanding, respectively.
For the three and six months ended June 30, 2025, the components of interest expense related to the Ally Bank A&R Credit Facility were as follows (amounts in thousands):

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Borrowing interest expense	$5,402	$9,871
Unused facility fee	214	369
Amortization of deferred financing costs	366	668
Total interest and debt financing expense	$5,982	$10,908
Average borrowings	328,810	296,634
Weighted average interest rate	6.59%	6.71%
As of June 30, 2025, and December 31, 2024, each of the Company and the Borrower were in compliance with all covenants and other requirements applicable to it under the A&R Credit Facility.
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
The Subscription Facility matures on November 7, 2025 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum or Prime Rate plus 1.50% per annum, at the Company's option. The Subscription Facility also charges an unused commitment fee of 0.35% per annum on the unused available commitment during the applicable calender quarter. As of June 30, 2025 and December 31, 2024, the Company had an aggregate amount of $76.2 million and $28.0 million of debt outstanding, respectively.
For the three and six months ended June 30, 2025, the components of interest expense related to the City National Bank Subscription Facility were as follows (amounts in thousands):

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Borrowing interest expense	$1,010	$2,101
Unused facility fee	28	$52
Amortization of deferred financing costs	201	$399
Total interest and debt financing expense	$1,239	$2,552
Average borrowings	57,215	63,145
Weighted average interest rate	7.08%	6.71%
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

As of June 30, 2025, the Company did not have any outstanding secured borrowings, as the contractual maturity of such secured borrowing agreement terminated on February 6, 2025.

The components of interest expense related to such secured borrowings with Macquarie for three and six months ended June 30, 2025 were as follows (amounts in thousands):

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Borrowing interest expense	$—	$98
Unused facility fee	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$98
Average borrowings	—	—
Weighted average interest rate	—%	—%

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
Other Commitments and Contingencies
Unfunded commitments
The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. The Company believes that it maintains sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. As of June 30, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $154.9 million and $135.1 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.
As of June 30, 2025, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accession Risk Management Group, Inc	Delayed Draw Term Loan	6,682

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Accession Risk Management Group, Inc	Revolver	1,858
ACP Avenu Buyer LLC	Delayed Draw Term Loan	5,889
ACP Avenu Buyer LLC	Revolver	2,061
Ambient Enterprises Holdco LLC,	Delayed Draw Term Loan	783
Ambient Enterprises Holdco LLC,	Revolver	264
Amylu Borrower SUB LLC	Delayed Draw Term Loan	1,998
Amylu Borrower SUB LLC	Revolver	2,329
Apex Service Partners, LLC	Delayed Draw Term Loan	44
Apex Service Partners, LLC	Revolver	2,555
Beacon OSM Holdings, LLC	Delayed Draw Term Loan	2,243
Cvausa Management LLC	Revolver	1,111
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	4,090
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	2,982
Dentive Capital, LLC	Delayed Draw Term Loan	973
Dentive Capital, LLC	Revolver	12
Dermcare Management, LLC	Delayed Draw Term Loan	18,476
Douglas Products and Packaging Company LLC	Revolver	69
EFI Productivity Software	Delayed Draw Term Loan	4,134
Elessent Clean Technologies Inc.	Revolver	1,711
GC Waves Holdings, Inc.	Delayed Draw Term Loan	5,094
GraphPAD Software, LLC	Delayed Draw Term Loan	3,113
GraphPAD Software, LLC	Revolver	1,297
HLSG Intermediate, LLC	Delayed Draw Term Loan	2,779
HLSG Intermediate, LLC	Revolver	898
IFH Franchisee Holdings LLC	Delayed Draw Term Loan	3,136
Management Consulting & Research, LLC	Delayed Draw Term Loan	4,740
Management Consulting & Research, LLC	Revolver	1,970
Neptune Platform Buyer LLC	Delayed Draw Term Loan	1,403
Neptune Platform Buyer LLC	Delayed Draw Term Loan	641
Neptune Platform Buyer LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	9,000
NWP Acquisition Holdings, LLC	Revolver	5,000
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office, LLC	Revolver	1,048
RKD Group, LLC	Delayed Draw Term Loan	3,233
RKD Group, LLC	Revolver	1,805
RMA Companies	Delayed Draw Term Loan	5,299
RMA Companies	Revolver	1,345
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	738
Rogers Mechanical Contractors, LLC	Revolver	140
RPX Corporation	Revolver	2,601
Salt Dental Collective, LLC	Revolver	622
Sandlot Baseball BorrowerCo LLC	Delayed Draw Term Loan	12,017
Sandlot Baseball BorrowerCo LLC	Revolver	2,253
Smith-Boughan Mechanical, Inc.	Delayed Draw Term Loan	3,376
Smith-Boughan Mechanical, Inc.	Revolver	424
Stonebridge Companies LLC	Delayed Draw Term Loan	1,327
Stonebridge Companies LLC	Revolver	885
SVAERO Holdings LLC	Delayed Draw Term Loan	1,261.0
USALCO, LLC	Delayed Draw Term Loan	937
VRC Companies, LLC	Delayed Draw Term Loan	1,190
VRC Companies, LLC	Revolver	100
Waste Resource Management LLC	Delayed Draw Term Loan	4,652
World Insurance Associates, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	1,027
		$154,929

As of December 31, 2024, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$10,869
Accession Risk Management Group, Inc.	Revolver	1,858
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	1,630
Ambient Enterprises Holdco LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	189
American Combustion Industries, LLC	Delayed Draw Term Loan	3,772
American Combustion Industries, LLC	Revolver	1,179
Apex Service Partners, LLC	Delayed Draw Term Loan	7,388
Apex Service Partners, LLC	Revolver	818
Beacon Oral Specialists	Delayed Draw Term Loan	3,748
Bluehalo Global Holdings, LLC	Revolver	12
Dentive Capital, LLC	Delayed Draw Term Loan	973
Dentive Capital, LLC	Revolver	50
Dermcare Management, LLC	Delayed Draw Term Loan	3,768
Dukes Root Control Inc.	Revolver	62
Elessent Clean Technologies Inc.	Revolver	1,711
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10,135
GraphPAD Software, LLC	Delayed Draw Term Loan	3,113
GraphPAD Software, LLC	Revolver	1,297
HLSG Intermediate, LLC	Revolver	27
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
Neptune Platform Buyer LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	15,000
NWP Acquisition Holdings, LLC	Revolver	5,000
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office LLC	Revolver	1,048
Peter C. Foy & Associates Insurance Services, LLC	Revolver	100
RKD Group, LLC	Delayed Draw Term Loan	519
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	738
Rogers Mechanical Contractors, LLC	Revolver	140
RPX Corporation	Revolver	2,601
Superjet Buyer, LLC	Delayed Draw Term Loan	4,454
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	16,745
Systems Planning And Analysis, Inc.	Revolver	3,128
VRC Companies, LLC	Delayed Draw Term Loan	18,577
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	100
		$135,145
Off balance sheet risk
Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statement of assets and liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2025, there were no commitments outstanding for derivative contracts.
Legal proceedings
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any material pending legal proceedings.

8. Net Assets
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share. The Company issues shares of common stock in the Private Offering on an ongoing basis at an offering price generally equal to the net asset value per share. As of June 30, 2025, the Company has 18,253,180 issued and outstanding shares.
The Company issued and sold the following shares of common stock during the six months ended June 30, 2025 (amounts in thousands, except share data):

Date	Number of Shares Issued	Gross Proceeds	Net Proceeds	Average Price/Share
3/28/2025	3,090,235	$50,000	$50,000	16.18
On June 20, 2025, the Company issued a capital call notice to its shareholders requesting $35 million in additional contributions. Of this amount, $24.3 million was received prior to June 30, 2025, and recorded as contributions received in advance on the Consolidated Statement of Assets and Liabilities. There was a remaining balance of $10.7 million, leaving a commitment to issue shares as of June 30, 2025. Shares corresponding to the full capital call were issued to shareholders on July 2, 2025, based on the July 2, 2025 NAV per share. Refer to Note 14 – Subsequent Events for further details.
9. Distributions and Dividend Reinvestment
The following table reflects the distributions declared on the Company’s common stock for the six months ended June 30, 2025 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount
6/10/2025	6/10/2025	6/17/2025	$0.30	$5,409
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan (“DRIP”) for its shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of Common Stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Pursuant to the dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the six months ended June 30, 2025 (amounts in thousands, except share amounts).

Payment Date	DRIP Value	DRIP Shares Issued
6/17/2025	$3,622	222,903
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 (amounts in thousands, except per share data):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Net increase (decrease) in net assets resulting from operations	$7,729	$15,220
Weighted average shares outstanding (basic and diluted)	18,065	16,579
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.43	$0.92

11. Tax Information
For the three and six months ended June 30, 2025, the Company did not accrue or pay any excise tax.
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
12. Financial Highlights
The following are financial highlights for common shares outstanding during the six months ended June 30, 2025 (in thousands, except share and per share amounts):

For the six months ended June 30, 2025
Per share data: (1)
Net asset value, beginning of period	$15.76
Net investment income (loss)	0.75
Net change in unrealized appreciation (depreciation)	0.17
Net increase (decrease) in net assets from operations	0.92
Distributions declared (2)	(0.30)
Total increase (decrease) in net assets	0.62
Net asset value, end of period	$16.38
Shares Outstanding, end of period	18,253,180
Total Return (3)	3.93%
Ratios
Ratio of net expenses to average net assets (4)	14.87%
Ratio of net investment income (loss) to average net assets (4)	9.38%
Portfolio turnover rate (5)	10.28%
Supplemental Data
Net Assets, end of period	$298,923
Weighted average shares outstanding	16,579,232
Total capital commitments, end of period	$470,350
Asset coverage ratio	174.72%
Ratio of total contributed capital to total committed capital, end of period	61.21%
(1)Per share amounts are calculated based on the weighted average shares outstanding for the six months ended June 30, 2025.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9. Distributions and Dividend Reinvestment).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(4)Amounts are annualized. For the six months ended June 30, 2025, the ratio of total operating expenses, excluding interest and borrowing expenses, to average net assets was 4.58%.
(5)Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.
13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate attractive risk-adjusted total returns consisting current income and of capital appreciation. The CODM, which comprises the Company’s chief executive officer and chief financial officer, assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes consolidated net income as a key metric in determining the amount of distributions to be paid to the Company’s shareholders. As the

Company’s operations comprise a single reporting segment, the segment assets are reflected on the Consolidated Statement of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
14. Subsequent Events
The Company's management evaluated subsequent events through the date of the issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this form or would be required to be recognized in the consolidated financial statements as of June 30, 2025, except as disclosed below.

On July 2, 2025, the Company issued approximately 2,148,557 shares of its common stock at an issuance price of $16.29 per share for aggregate proceeds of approximately $35.0 million.

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
Overview of Our Business
Willow Tree Capital Corporation (the "Company," "we," "us" or "our") was formed on June 29, 2022 as a Maryland corporation. The Company invests primarily in floating rate middle market senior secured loans. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for U.S. federal income tax purposes and to qualify annually thereafter, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”). The Adviser is an investment adviser that is registered with the SEC under the Advisers Act. As an externally managed BDC, we do not have any employees, and our investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay the Adviser for investment and management services pursuant to the terms of the Investment Management Agreement. Willow Tree Credit Partners LP (the “Administrator”) serves as our administrator. The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street”) pursuant to which State Street will receive compensation for its services.
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
Portfolio Composition
The total value of our investment portfolio was $677.2 million and $490.5 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had investments in 46 portfolio companies with an aggregate cost of $672.4 million. As of December 31, 2024, we had investments in 39 portfolio companies with an aggregate cost of $488.5 million.
As of June 30, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$672,388	100%	$677,156	100%
	$672,388	100%	$677,156	100%
As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$488,544	100%	$490,462	100%
	$488,544	100%	$490,462	100%

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of June 30, 2025 and December 31, 2024, were 10.0% and 4.1 years and 10.2% and 4.2 years, respectively.
Investment Activity
During the three months ended June 30, 2025, we made 11 new investments totaling $107.3 million of commitments, excluding short-term investments. During the three months ended June 30, 2025, we had no investment realization activity.
During the six months ended June 30, 2025, we made 22 new investments totaling $249.9 million of commitments, excluding short-term investments. During the six months ended June 30, 2025, we had no investment realization activity.
The industry composition of investments based on fair value as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Health Care Providers & Services	20.91%	17.76%
Commercial Services & Suppliers	14.48%	17.86%
Insurance	14.36%	11.91%
Diversified Consumer Services	11.60%	10.76%
Financial Services	10.39%	13.27%
Aerospace & Defense	7.17%	10.13%
Professional Services	5.33%	3.37%
Software	4.86%	5.27%
Specialty Retail	4.11%	3.12%
Construction & Engineering	1.90%	2.61%
Health Care Equipment & Supplies	1.74%	0.70%
Chemicals	1.33%	1.82%
Multi-Utilities	0.86%	1.20%

	June 30, 2025	December 31, 2024
Hotels, Restaurants & Leisure	0.86%	0.22%
Specialty Distribution	0.10%	—%
Total	100%	100%
As of March 31, 2025, the Company standardized its industry classifications using Global Industry Classification Standard (“GICS”) codes, replacing the previously varied classifications across the GICS structure.
See Note 4 to our consolidated financial statements for further discussion on the Company's portfolio and selected balance sheet information as of June 30, 2025 and December 31, 2024, respectively.
The geographic composition of investments at cost and fair value as of June 30, 2025 were as follows (amounts in thousands):

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	672,388	$677,156	100%	226.53%
Total investments	$672,388	$677,156	100%	226.53%

The geographic composition of investments at cost and fair value as of December 31, 2024 were as follows (amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	488,544	$490,462	100%	208.27%
Total investments	$488,544	$490,462	100%	208.27%
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
Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. All investments that carry a risk rating of 4 will be reviewed at least once per month with the Adviser's Chief Credit Officer, who will be responsible for overseeing our restructuring processes. Activities relating to such investments will range from a heightened level of interfacing with management and all other capital constituents to hiring financial and legal advisers in furtherance of a balance sheet restructuring. When deemed necessary, the Adviser professionals may participate as members or leaders of ad hoc creditors’ committees and/or be called upon to testify in bankruptcy court on behalf of a certain class of creditors. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of June 30, 2025 and December 31, 2024, respectively (amounts in thousands).

	June 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	0.0%	$—	0.0%
Grade 2	674,584	99.6%	487,925	99.5%
Grade 3	2,572	0.4%	2,537	0.5%
Grade 4	—	0.0%	—	0.0%
Total Investments	677,156	100.0%	490,462	100.0%
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2025 and December 31, 2024, we had no non-accrual assets.
Results of Operations
For the three and six months ended June 30, 2025
The following table represents the operating results for the three and six months ended June 30, 2025 (amounts in thousands):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Total investment income	$17,336	$31,969
Net operating expenses	10,603	19,599
Net investment income before excise tax	6,733	12,370
Excise tax expense	—	—
Net investment income after excise tax	6,733	12,370
Net change in unrealized appreciation (depreciation)	996	2,850
Net increase in net assets resulting from operations	$7,729	$15,220
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).

Investment Income (amounts in thousands)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Interest income	$16,371	$30,090
PIK interest income	789	1,519
Other income	176	360
Total investment income	$17,336	$31,969
Investment income for the three and six months ended June 30, 2025 was driven by our deployment of capital and an increasing invested balance.
Operating Expenses (amounts in thousands)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Interest and borrowing expenses	$7,221	$13,558
Incentive fees	962	1,767
Management fees	913	1,639
Professional fees	574	1,130
Other general and administrative expenses	804	1,251
Administration fees	129	254
Total expenses	$10,603	$19,599
Professional Fees
Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of us. For the three and six months ended June 30, 2025, the Company incurred $0.6 and $1.1 million in professional fees, respectively.
Administration Fees
Administration fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement. See Note 3 to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and six months ended June 30, 2025, the Company incurred $0.1 and $0.3 million of administration fees, respectively.
Interest and Borrowing Expenses
Interest and borrowing expenses during the three and six months ended June 30, 2025, were attributable to borrowings under the Credit Facility and Subscription Line (as discussed below under “Liquidity and Capital Resources”). For the three and six months ended June 30, 2025, the Company incurred $7.2 and $13.6 million in interest and borrowing expenses, respectively.
Other General and Administrative Expenses
Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and six months ended June 30, 2025, the Company incurred $0.8 and $1.3 million in other general and administrative expenses, respectively.

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
See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Management Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2025, the amount of Management Fee incurred was $0.9 and $1.6 million, respectively.
Incentive Fees
The Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not. For the three and six months ended June 30, 2025, the Company incurred $1.0 and $1.8 million of incentive fees, respectively.
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
As of June 30, 2025 and December 31, 2024, $1.0 million and $0, respectively, of incentive fees on investment income, were unpaid and are included in incentive fees payable in the Consolidated Statement of Assets and Liabilities.
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
For the six months ended June 30, 2025, the Company accrued $0.0 million for Incentive Fees from capital gains.
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
Net Unrealized Appreciation
Net unrealized appreciation during the three and six months ended June 30, 2025 was as follows (amounts in thousands):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Non-control, non-affiliate investments	$996	$2,850
Net unrealized appreciation (depreciation) on investments	$996	$2,850
For the three and six months ended June 30, 2025, the Company recorded net unrealized appreciation on our current portfolio of $1.0 million and $2.9 million, respectively. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.
Liquidity and Capital Resources
We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Credit Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 174.7% as of June 30, 2025.

Cash Flows
For the six months ended June 30, 2025, we experienced a net increase in cash in the amount of $36.4 million. During that period, our operating activities used $179.7 million in cash, consisting primarily of purchases of portfolio investments of $243.3 million, which was partially offset by proceeds from sales and principal repayments of investment securities of $61.9 million. In addition, financing activities provided net cash of $216.1 million, consisting primarily of borrowings under the Credit Facility of $394.8 million and proceeds from the issuance of Common Stock of $50.0 million. At June 30, 2025, we had $44.5 million of cash on hand.
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
We made distributions of $5.4 million, of which $1.8 million was paid in cash, for the six months ended June 30, 2025.
Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with GAAP will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
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
Off-Balance Sheet Arrangements
Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due.We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of June 30, 2025 was as follows (amounts in thousands):

			June 30, 2025
Investments - non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Accession Risk Management Group, Inc	Delayed Draw Term Loan	November 1, 2029	6,682	—
Accession Risk Management Group, Inc	Revolver	November 1, 2029	1,858	—
ACP Avenu Buyer LLC	Delayed Draw Term Loan	October 2, 2029	5,889	(44)
ACP Avenu Buyer LLC	Revolver	October 2, 2029	2,061	(15)
Ambient Enterprises Holdco LLC,	Delayed Draw Term Loan	June 28, 2030	783	7
Ambient Enterprises Holdco LLC,	Revolver	December 7, 2029	264	2
Amylu Borrower SUB LLC	Delayed Draw Term Loan	June 10, 2031	1,998	(20)
Amylu Borrower SUB LLC	Revolver	June 10, 2031	2,329	(23)
Apex Service Partners, LLC	Delayed Draw Term Loan	October 24, 2029	44	—
Apex Service Partners, LLC	Revolver	October 24, 2030	2,555	—
Beacon OSM Holdings, LLC	Delayed Draw Term Loan	December 14, 2026	2,243	(11)
Cvausa Management LLC	Revolver	May 22, 2028	1,111	—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	February 4, 2031	4,090	(82)
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 4, 2031	2,982	(60)
Dentive Capital, LLC	Delayed Draw Term Loan	December 23, 2028	973	(26)
Dentive Capital, LLC	Revolver	May 27, 2027	12	—
Dermcare Management, LLC	Delayed Draw Term Loan	April 21, 2028	18,476	—
Douglas Products and Packaging Company LLC	Revolver	December 8, 2028	69	—
EFI Productivity Software	Delayed Draw Term Loan	December 30, 2027	4,134	—
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	(9)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 4, 2030	5,094	51
GraphPAD Software, LLC	Delayed Draw Term Loan	June 30, 2031	3,113	—
GraphPAD Software, LLC	Revolver	June 30, 2031	1,297	—
HLSG Intermediate, LLC	Delayed Draw Term Loan	March 31, 2029	2,779	—
HLSG Intermediate, LLC	Revolver	March 31, 2029	898	—
IFH Franchisee Holdings LLC	Delayed Draw Term Loan	December 20, 2029	3,136	(24)
Management Consulting & Research, LLC	Delayed Draw Term Loan	August 16, 2027	4,740	(32)
Management Consulting & Research, LLC	Revolver	August 16, 2027	1,970	(13)
Neptune Platform Buyer LLC	Delayed Draw Term Loan	January 19, 2031	1,403	—
Neptune Platform Buyer LLC	Delayed Draw Term Loan	January 19, 2031	641	—
Neptune Platform Buyer LLC	Delayed Draw Term Loan	January 19, 2031	2,350	—
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	November 21, 2030	9,000	(69)
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	(38)
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(23)
Pathstone Family Office, LLC	Delayed Draw Term Loan	May 15, 2029	5,340	46
Pathstone Family Office, LLC	Revolver	May 15, 2028	1,048	—
RKD Group, LLC	Delayed Draw Term Loan	May 19, 2031	3,233	(32)
RKD Group, LLC	Revolver	May 19, 2031	1,805	(18)
RMA Companies	Delayed Draw Term Loan	December 30, 2030	5,299	(53)
RMA Companies	Revolver	December 30, 2026	1,345	(13)
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	September 28, 2028	738	—
Rogers Mechanical Contractors, LLC	Revolver	September 28, 2028	140	—
RPX Corporation	Revolver	October 23, 2025	2,601	—
Salt Dental Collective, LLC	Revolver	February 15, 2028	622	—
Sandlot Baseball BorrowerCo LLC	Delayed Draw Term Loan	December 27, 2028	12,017	—
Sandlot Baseball BorrowerCo LLC	Revolver	December 27, 2028	2,253	—
Smith-Boughan Mechanical, Inc.	Delayed Draw Term Loan	August 31, 2028	3,376	(80)
Smith-Boughan Mechanical, Inc.	Revolver	August 31, 2028	424	(10)

			June 30, 2025
Investments - non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stonebridge Companies LLC	Delayed Draw Term Loan	May 16, 2031	1,327	(20)
Stonebridge Companies LLC	Revolver	May 16, 2030	885	(13)
SVAERO Holdings LLC	Delayed Draw Term Loan	October 30, 2026	1,261.0	—
USALCO, LLC	Delayed Draw Term Loan	June 29, 2027	937	—
VRC Companies, LLC	Delayed Draw Term Loan	June 29, 2027	1,190	—
VRC Companies, LLC	Revolver	December 28, 2029	100	—
Waste Resource Management LLC	Delayed Draw Term Loan	April 3, 2028	4,652	—
World Insurance Associates, LLC	Revolver	April 3, 2030	100	—
World Insurance Associates, LLC	Revolver	September 30, 2031	1,027	—
			$154,929	$(622)
The balance of unused commitments to extend financing as of December 31, 2024 was as follows (amounts in thousands):

			December 31, 2024
	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Neptune Platform Buyer LLC	Delayed Draw Term Loan	January 19, 2031	$2,350	$—
Pathstone Family Office LLC	2023 Revolver	May 15, 2028	1,048	(5)
Pathstone Family Office LLC	2023 Delayed Draw Term Loan	May 15, 2029	5,340	(25)
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	(6)
Accession Risk Management Group, Inc.	2019 Revolver	November 1, 2029	1,858	—
Bluehalo Global Holdings, LLC	Revolver	October 31, 2025	12	—
VRC Companies, LLC	2021 Revolver	June 29, 2027	100	—
Systems Planning And Analysis, Inc.	2022 1st Amendment Delayed Draw Term Loan	October 29, 2027	16,745	(32)
Dentive Capital, LLC	Revolver	May 27, 2027	50	—
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	November 1, 2027	100	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	3,128	(6)
Dukes Root Control Inc.	2022 Revolver	June 30, 2025	62	—
RPX Corporation	2020 Revolver	October 23, 2025	2,601	(1)
World Insurance Associates, LLC	2020 Revolver	April 3, 2028	100	—
Ambient Enterprises Holdco LLC	Revolver	December 7, 2029	685	(1)
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	June 28, 2030	1,630	(3)
HLSG Intermediate, LLC	Revolver	March 31, 2028	27	—
Beacon Oral Specialists	2024 6th Amendment Delayed Draw Term Loan	December 14, 2026	3,748	(15)
RKD Group, LLC	2024 Delayed Draw Term Loan	August 17, 2028	519	—
Rogers Mechanical Contractors, LLC	4th Amendment Revolver	September 28, 2028	140	—
Rogers Mechanical Contractors, LLC	4th Amendment Delayed Draw Term Loan	September 28, 2028	738	—
Superjet Buyer, LLC	2024 Incremental Delayed Draw Term Loan	December 30, 2027	4,454	(37)
Dentive Capital, LLC	2024 Incremental Delayed Draw Term Loan	December 23, 2028	973	(6)
Dermcare Management, LLC	4th Amendment Delayed Draw Term Loan	April 21, 2028	3,768	—
American Combustion Industries, LLC	Delayed Draw Term Loan A	August 31, 2028	189	(3)
American Combustion Industries, LLC	Delayed Draw Term Loan B	August 31, 2028	3,772	(50)
American Combustion Industries, LLC	Revolver	August 31, 2028	1,179	(16)
GraphPAD Software, LLC	2024 Revolver	June 30, 2031	1,297	—
GraphPAD Software, LLC	2024 Delayed Draw Term Loan	June 30, 2031	3,113	28
Accession Risk Management Group, Inc.	2024 Delayed Draw Term Loan	November 1, 2029	10,869	33
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(25)
Apex Service Partners, LLC	2024 1st Amendment Incremental Delayed Draw Term Loan	October 24, 2030	7,388	(13)
Apex Service Partners, LLC	2024 1st Amendment Revolver	October 24, 2029	818	(1)
GC Waves Holdings, Inc.	2024 Incremental Delayed Draw Term Loan	October 4, 2030	10,135	101
VRC Companies, LLC	2024 4th Amendment Delayed Draw Term Loan	June 29, 2027	18,577	(63)
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	(34)

NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	November 21, 2030	15,000	(263)
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	(88)
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	March 31, 2025	3,136	(24)
Total			$135,145	$(555)
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
As of June 30, 2025, 99.5% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 0.5% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2025. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2025, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	6,758	(3,968)	2,790
Up 150 Basis Points	5,069	(2,976)	2,093
Up 100 Basis Points	3,379	(1,984)	1,395
Up 50 Basis Points	1,690	(992)	698
Down 50 Basis Points	(1,690)	992	(698)
Down 100 Basis Points	(3,379)	1,984	(1,395)
Down 150 Basis Points	(5,069)	2,976	(2,093)
Down 200 Basis Points	(6,758)	3,968	(2,790)
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
As of June 30, 2025, we believe that there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended June 30, 2025, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

Willow Tree Capital Corporation

Date: August 13, 2025	By:	/s/ Timothy Lower
	Name:	Timothy Lower
	Title:	Chief Executive Officer and President

Date: August 13, 2025	By:	/s/ Mark Klingensmith
	Name:	Mark Klingensmith
	Title:	Chief Financial Officer and Treasurer