Form 10-Q
period 2025-09-30
Willow Tree Capital Corp
filed 2025-11-13
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2025, the registrant had 20,675,244 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
•Changes in political, economic, or industry conditions, the interest rate environment, the imposition of tariffs, a prolonged shutdown of government services or conditions affecting the financial and capital markets;
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
ii

Part I. Financial Information
Item 1. Financial Statements
WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)

Assets	As of September 30, 2025	As of December 31, 2024
	(unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $787,228 and $488,544 at September 30, 2025 and December 31, 2024, respectively)	$794,657	$490,462
Cash	22,974	8,107
Deferred financing costs	6,055	5,274
Dividends and interest receivable	5,459	3,052
Receivable for investments sold	219	224
Receivable from Adviser	—	460
Prepaid expenses	43	390
Total assets	$829,407	$507,969

Liabilities
Borrowings	$473,150	$242,746
Interest payable	6,863	2,850
Payable for investments purchased	3,100	13,657
Investment income incentive fees payable	1,365	—
Management fees payable	1,033	435
Accrued capital gains incentive fees	928	—
Loans sold under agreement to repurchase	—	11,641
Accrued expenses and other liabilities	1,916	1,150
Total liabilities	$488,355	$272,479

Commitments and contingencies (see Note 7)

Net assets
Common stock, $0.01 par value, 200,000,000 shares authorized, 20,675,244 and 14,940,044 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$207	$149
Additional Paid in Capital	327,190	234,145
Distributable earnings (loss)	13,655	1,196
Total net assets	$341,052	$235,490
Total liabilities and net assets	$829,407	$507,969
Net asset value per share	$16.50	$15.76

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Operations (Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled, non-affiliated investments:
Interest income	$18,407	$—	$48,497	$—
PIK interest income	1,162	—	2,681	—
Other income	74	—	434	—
Total investment income from non-controlled, non-affiliated investments	19,643	—	51,612	—
Total investment income	19,643	—	51,612	—

Expenses:
Interest and borrowing expenses	8,073	—	21,630	—
Investment income incentive fees	1,180	—	2,948	—
Capital gains incentive fees	928	—	928	—
Management fees	942	—	2,581	—
Professional fees	396	—	1,526	—
Administration fees	195	—	448	—
Organizational expenses	—	1,789	—	1,789
Other general and administrative expenses	594	701	1,846	701
Total expenses	12,308	2,490	31,907	2,490
Net investment income (loss)	7,335	(2,490)	19,705	(2,490)

Realized and unrealized gain (loss) on investments and foreign currency:
Net realized gain (loss):
Foreign currency transactions	(1)	—	(1)	—
Net realized gain (loss)	(1)	—	(1)	—
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	2,629	—	5,479	—
Foreign currency translation	31	—	31	—
Net change in unrealized appreciation (depreciation)	2,660	—	5,510	—
Net realized and unrealized gain (loss)	2,659	—	5,509	—
Net increase (decrease) in net assets resulting from operations	$9,994	$(2,490)	$25,214	$(2,490)

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.36	$(36,613.66)	$1.10	$(54,124.54)
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.49	$(36,613.66)	$1.41	$(54,124.54)
Weighted average shares of common stock outstanding (basic and diluted)	20,485,409	68	17,895,599	46

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Changes in Net Assets (Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$7,335	$(2,490)	$19,705	$(2,490)
Net realized and unrealized gain (loss)	2,659	—	5,509	—
Net increase (decrease) in net assets resulting from operations	9,994	(2,490)	25,214	(2,490)

Capital share transactions:
Issuance of common stock	35,000	—	85,000	1
Issuance of common stock from dividend reinvestment plan	4,480	—	8,102	—
Distributions to common shareholders	(7,345)	—	(12,754)	—
Net increase (decrease) from capital share transactions	32,135	—	80,348	1
Total increase (decrease) in net assets	42,129	(2,490)	105,562	(2,489)
Net assets, beginning of period	298,923	1	235,490	—
Net assets (deficit), end of period	$341,052	$(2,489)	$341,052	$(2,489)

The accompanying notes are an integral part of these unaudited financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$25,214	$(2,490)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on foreign currency transactions	1	—
Net change in unrealized (appreciation) depreciation on investments	(5,479)	—
Net change in unrealized (appreciation) depreciation on foreign currency translations	(31)
Purchases of investment securities	(432,124)	—
Proceeds from sales and principal repayments of investment securities	137,621	—
Net amortization of investment discounts and premiums	(1,500)	—
Payment-in-kind interest income	(2,681)	—
Amortization of deferred financing costs	1,324	—
Changes in operating assets and liabilities:
Dividends and interest receivable	(2,408)	—
Receivable for investments sold	5	—
Receivable from Adviser	460	—
Prepaid expenses	345	—
Interest payable	4,013	—
Investment income incentive fees payable	1,365	—
Accrued capital gains incentive fees	928	—
Management fees payable	598	—
Payable for investments purchased	(10,556)	—
Accrued expenses and other liabilities	766	—
Due to affiliate	—	2,910
Deferred offering costs	—	(420)
Net cash provided by (used in) operating activities	$(282,139)	$—

Cash flows from financing activities:
Proceeds from issuance of common stock	85,000	1
Proceeds from borrowings	700,464	—
Repayments of borrowings	(470,060)	—
Repayments of repurchase agreements	(11,641)	—
Deferred financing costs paid	(2,104)	—
Distributions paid in cash	(4,652)	—
Cash paid for foreign currency settlement	(1)	—
Net cash provided by (used in) financing activities	$297,006	$1
Net increase (decrease) in cash	$14,867	$1
Cash, beginning of period	8,107	—
Cash, end of period	$22,974	$1

	For the nine months ended September 30,
Supplemental Disclosure of Cash Flow Information	2025	2024
Cash paid during the period for interest	15,436	—

The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Aerospace & Defense
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.75%	11/8/2024	1/19/2031	$8,434	$8,338	$8,434	2.47%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.75%	1/22/2025	1/19/2031	$2,243	2,243	2,243	0.66%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/24/2025	1/19/2031	$1,403	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/24/2025	1/19/2031	$641	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	$2,350	(26)	—	—%
Stellant Midco, LLC	(4)	Term Loan	SOFR + 4.50%	8.66%	9/15/2025	9/16/2030	$12,523	12,518	12,523	3.67%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	9.00%	12/10/2024	11/1/2030	$5,672	5,648	5,672	1.66%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	$1,261	—	—	—%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 4.75%	8.92%	11/8/2024	8/16/2027	$590	588	590	0.17%
Systems Planning And Analysis, Inc.	(5),(9)	Revolver	SOFR + 4.75%	8.90%	11/8/2024	8/16/2027	$3,128	279	290	0.09%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.80%	11/8/2024	10/29/2027	$17,200	17,139	17,200	5.04%
Systems Planning And Analysis, Inc.	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.70%	11/8/2024	8/16/2027	$8,671	7,028	7,100	2.08%
								53,755	54,052	15.84%
Commercial Services & Suppliers
Ambient Enterprises Holdco, LLC	(4),(9)	Term Loan	SOFR + 5.25%	9.25%	11/8/2024	6/28/2030	$11,692	11,584	11,788	3.46%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	9.25%	7/3/2025	6/28/2030	$2,023	1,989	2,039	0.60%
Ambient Enterprises Holdco, LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	$685	(9)	—	—%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.25%	11/8/2024	6/28/2030	$5,800	2,083	2,178	0.64%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.25%	9.51%	11/8/2024	8/31/2028	$9,237	9,119	9,043	2.65%
American Combustion Industries, LLC	(5),(9)	Revolver	SOFR + 5.25%	9.51%	11/8/2024	8/31/2028	$1,415	1,161	1,149	0.34%
American Combustion Industries, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.51%	11/8/2024	8/31/2028	$3,770	333	315	0.09%
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.51%	11/8/2024	8/31/2028	$3,175	3,135	3,109	0.91%
ESCP DTFS Inc.	(4)	Term Loan	SOFR + 5.50%	9.50%	11/8/2024	9/28/2029	$32,670	32,200	32,793	9.62%
KAMC Holdings, Inc.	(4),(5)	Term Loan	SOFR + 5.25%	9.55%	8/1/2025	8/1/2031	$17,140	16,890	16,883	4.95%
KAMC Holdings, Inc.	(9),(5)	Revolver	SOFR + 5.25%	9.44%	8/1/2025	7/31/2031	$36	9	9	—%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.00%	11/21/2024	11/21/2030	$26,798	26,393	26,835	7.87%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	$5,000	(75)	—	—%
NWP Acquisition Holdings, LLC	(5)	Delayed Draw Term Loan	SOFR + 6.00%	10.00%	11/21/2024	11/21/2030	$14,970	5,857	5,991	1.76%
TCF III Owl Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.78%	11/8/2024	4/19/2026	$2,821	2,821	2,821	0.83%
TCF III Owl Buyer, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.78%	11/8/2024	4/19/2026	$2,084	2,084	2,084	0.61%
WRM Wastewater Merger Sub, Inc.	(4)	Term Loan	SOFR + 5.75%	9.91%	5/19/2025	12/28/2029	$1,396	1,376	1,396	0.41%
WRM Wastewater Merger Sub, Inc.	(5)	Delayed Draw Term Loan	—	1.00%	5/19/2025	12/28/2029	$4,652	(21)	—	—%
								116,929	118,433	34.74%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	10.14%	11/20/2024	11/15/2029	$12,249	12,045	12,225	3.58%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	$1,711	(28)	(3)	—%
								12,017	12,222	3.58%
Diversified Consumer Services
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	9.20%	11/8/2024	10/24/2030	$27,576	$27,341	$27,852	8.17%
Apex Service Partners, LLC		Term Loan	SOFR + 5.00%	9.31%	4/29/2025	10/24/2030	$25	25	26	0.01%
Apex Service Partners, LLC	(5)	Revolver	—	0.50%	11/8/2024	10/24/2029	$2,555	(21)	—	—%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.20%	9/24/2024	10/24/2030	$6,563	6,507	6,629	1.94%
Apex Service Partners, LLC	(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.17%	11/8/2024	10/24/2030	$10,356	10,312	10,460	3.07%
Apex Service Partners, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 5.00%	9.21%	4/29/2025	10/24/2030	$74	42	43	0.01%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Term Loan	SOFR + 5.50%	9.79%	2/4/2025	2/4/2031	$12,010	11,795	11,769	3.45%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(5)	Revolver	—	0.50%	2/12/2025	2/4/2031	$4,260	(76)	(85)	(0.02)%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.70%	2/4/2025	2/4/2031	$11,324	7,072	7,049	2.07%
IFH Franchisee Holdings, LLC	(4)	Term Loan	SOFR + 5.50%	9.71%	1/10/2025	12/20/2029	$13,784	13,607	13,803	4.05%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/10/2025	12/20/2029	$3,136	(20)	4	—%
Sandlot Baseball BorrowerCo, LLC	(5)	Revolver	—	0.50%	6/2/2025	12/27/2028	$2,253	—	—	—%
Sandlot Baseball BorrowerCo, LLC	(5)	Delayed Draw Term Loan	—	1.00%	6/2/2025	12/27/2028	$12,017	11	120	0.04%
								76,595	77,670	22.79%
Energy & Equipment Services
Offen, Inc.	(4)	Term Loan	SOFR + 5.00%	9.16%	7/18/2025	7/22/2030	$41,739	41,335	41,322	12.12%
Offen, Inc.	(5)	Revolver	—	0.50%	7/18/2025	7/23/2029	$3,178	(30)	(32)	-0.01%
								41,305	41,290	12.11%
Entertainment
Amerspirit FL, LLC		Term Loan	SOFR + 4.75%	8.75%	9/26/2025	8/15/2030	$2,135	2,104	2,103	0.62%
Amerspirit FL, LLC		Delayed Draw Term Loan	SOFR + 4.75%	8.75%	9/26/2025	8/15/2030	$6,365	6,270	6,270	1.84%
Amerspirit FL, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.75%	9/26/2025	8/15/2030	$1,237	150	150	0.04%
								8,524	8,523	2.50%
Financial Services
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	9.07%	11/18/2024	8/1/2030	$9,869	9,785	9,968	2.92%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.75%	9.01%	12/31/2024	10/4/2030	$3,618	3,648	3,618	1.06%
GC Waves Holdings, Inc.	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.91%	11/8/2024	10/4/2030	$11,472	8,922	9,022	2.65%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	9.26%	11/26/2024	5/15/2029	$556	553	561	0.16%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	9.26%	11/8/2024	5/15/2029	$15,435	15,360	15,589	4.57%
Pathstone Family Office, LLC	(5)	Revolver	—	0.50%	11/8/2024	5/15/2028	$1,048	(5)	—	0.00%
Pathstone Family Office, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.26%	11/8/2024	5/15/2029	$5,439	72	153	0.04%
RPX Corporation	(4)	Term Loan	SOFR + 5.25%	9.43%	11/8/2024	8/2/2030	$20,285	20,110	20,488	6.01%
RPX Corporation	(5)	Revolver	—	0.50%	9/30/2025	8/2/2030	$2,601	(2)	—	0.00%
Wealth Enhancement Group, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.79%	11/8/2024	10/2/2028	$3,716	3,716	3,716	1.09%
Wealth Enhancement Group, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.79%	11/8/2024	10/2/2028	$6,910	6,910	6,910	2.03%
Wealth Enhancement Group, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.79%	11/8/2024	10/2/2028	$2,774	2,774	2,774	0.81%
Wealth Enhancement Group, LLC	(5)	Delayed Draw Term Loan	—	0.50%	8/26/2025	11/26/2025	$9,790	(23)	25	0.01%
								71,820	72,824	21.35%
Health Care Equipment & Supplies
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.53%	11/8/2024	3/31/2029	$1,971	$1,971	$1,971	0.58%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.53%	11/8/2024	3/31/2029	$4,836	4,792	4,836	1.42%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.53%	3/14/2025	3/31/2029	$1,639	1,618	1,639	0.48%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 5.25%	9.53%	11/8/2024	3/31/2029	$1,226	375	389	0.11%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.53%	11/8/2024	3/31/2029	$2,949	2,913	2,949	0.86%
HLSG Intermediate, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 5.25%	9.53%	3/14/2025	3/31/2029	$2,778	400	437	0.13%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.53%	11/8/2024	3/31/2029	$34	34	34	0.01%
								12,103	12,255	3.59%
Health Care Providers & Services
Beacon Oral Specialists	(5)	Delayed Draw Term Loan	—	0.50%	9/12/2025	12/14/2026	$1,171	(4)	(4)	—%
Beacon Oral Specialists	(4),(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.50%	11/8/2024	12/14/2026	$4,984	2,722	2,724	0.80%
Bristol Hospice, LLC	(4)	Term Loan	SOFR + 5.00%	9.16%	8/26/2025	8/26/2032	$28,970	28,684	28,680	8.41%
Bristol Hospice, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2032	$3,779	(37)	(38)	-0.01%
Cvausa Management, LLC	(4)	Term Loan	SOFR + 5.25%	9.41%	1/14/2025	5/22/2029	$14,905	14,843	15,054	4.41%
Cvausa Management, LLC	(5)	Revolver	—	0.50%	1/14/2025	5/22/2028	$1,111	(4)	—	—%
Cvausa Management, LLC	(5)	Delayed Draw Term Loan	—	1.00%	8/1/2025	5/22/2029	$22,391	(307)	560	0.16%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 8.75%	12.75%	11/8/2024	5/27/2027	$1,909	1,898	1,856	0.54%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 8.75%	12.75%	11/8/2024	12/22/2028	$2,185	2,171	2,126	0.62%
Dentive Capital, LLC	(5)	Revolver	SOFR + 8.75%	12.75%	11/8/2024	5/27/2027	$100	87	85	0.02%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 8.75%	12.75%	11/8/2024	12/22/2028	$223	221	217	0.06%
Dentive Capital, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 8.75%	12.75%	11/8/2024	12/22/2028	$2,119	1,142	1,098	0.32%
Dermcare Holdings, LLC	(6)	Term Loan	17.0% PIK	17.00%	11/8/2024	10/16/2029	$663	656	674	0.20%
Dermcare Management, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.00%	10.26%	11/8/2024	4/21/2028	$14,598	14,598	14,598	4.28%
Dermcare Management, LLC	(5)	Delayed Draw Term Loan	SOFR + 6.00%	10.26%	3/31/2025	4/21/2028	$24,784	5,892	6,308	1.85%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	15.85%	11/8/2024	2/15/2029	$661	655	694	0.20%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.51%	11/8/2024	2/15/2029	$1,525	1,513	1,601	0.47%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.51%	11/8/2024	2/15/2029	$9,567	9,490	10,046	2.95%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.51%	11/8/2024	2/15/2029	$4,242	4,207	4,454	1.31%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00%	14.26%	5/30/2025	2/15/2029	$2,648	2,578	2,577	0.76%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00%	14.26%	6/27/2025	2/15/2029	$8,029	7,811	7,815	2.29%
LCM SDC Holdings, LLC	(6)	Delayed Draw Term Loan	SOFR + 10.00%	14.26%	4/30/2025	2/15/2029	$4,803	4,762	4,675	1.37%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.00%	10.53%	11/8/2024	8/19/2027	$17,662	17,556	17,734	5.20%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.25%	10.53%	6/2/2025	4/26/2029	$12,571	12,456	12,622	3.70%
Regent Surgical Health, LLC	(5)	Revolver	—	0.50%	9/12/2025	9/12/2030	$7,824	(116)	(117)	-0.03%
Regent Surgical Health, LLC	(5)	Delayed Draw Term Loan	—	1.00%	9/12/2025	9/12/2030	$17,252	(128)	(259)	-0.08%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.01%	11/8/2024	2/15/2028	$6,338	6,351	6,338	1.86%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.01%	11/8/2024	2/15/2028	$3,666	3,673	3,666	1.07%
Salt Dental Collective, LLC	(4),(9)	Term Loan	SOFR + 6.75%	11.01%	11/8/2024	2/15/2028	$1,544	1,548	1,544	0.45%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.01%	11/8/2024	2/15/2028	$1,679	1,682	1,679	0.49%
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.01%	11/8/2024	2/15/2028	$7,442	$7,457	$7,442	2.18%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.01%	11/8/2024	2/15/2028	$3,720	3,727	3,720	1.09%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.01%	11/8/2024	2/15/2028	$3,569	3,576	3,569	1.05%
Salt Dental Collective, LLC	(5)	Revolver	SOFR + 6.75%	11.01%	11/8/2024	2/15/2028	$933	857	856	0.25%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.01%	11/8/2024	2/15/2028	$7,574	7,589	7,574	2.22%
Together Womens Health, LLC	(4)	Term Loan	SOFR + 4.75%	8.75%	8/25/2025	8/26/2031	$8,614	8,508	8,507	2.49%
Together Womens Health, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2031	$2,305	(28)	(29)	-0.01%
Together Womens Health, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.75%	8/26/2025	8/26/2031	$12,618	1,627	1,624	0.48%
UEW Acquisition, LLC	(4)	Term Loan	SOFR + 5.50%	9.73%	8/13/2025	8/13/2030	$12,710	12,524	12,519	3.67%
UEW Acquisition, LLC	(5)	Revolver	—	0.50%	8/13/2025	8/13/2030	$1,726	(25)	(26)	-0.01%
								192,412	194,763	57.08%
Hotels, Restaurants & Leisure
AG Bells, LLC	(4)	Term Loan	SOFR + 5.00%	9.16%	8/19/2025	8/19/2031	$3,620	3,584	3,584	1.05%
AG Bells, LLC	(5)	Revolver	—	0.50%	8/19/2025	8/19/2030	$1,696	(17)	(17)	—%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	9.00%	8/19/2025	8/19/2031	$4,228	4,186	4,186	1.23%
Ampler QSR Holdings, LLC	(5)	Revolver	—	0.50%	8/19/2025	8/19/2030	$2,451	(24)	(25)	-0.01%
Stonebridge Companies, LLC	(4)	Term Loan	SOFR + 5.00%	9.16%	5/16/2025	5/16/2031	$4,646	4,580	4,595	1.35%
Stonebridge Companies, LLC	(5)	Revolver	—	0.50%	5/16/2025	5/16/2030	$885	(12)	(10)	—%
Stonebridge Companies, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/16/2025	5/16/2031	$1,327	(9)	(15)	—%
								12,288	12,298	3.62%
Insurance
High Street Buyer, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.73%	7/18/2025	4/14/2028	$28,612	2,764	2,827	0.83%
Higginbotham Insurance Agency, Inc.	(4)	Term Loan	SOFR + 4.50%	8.67%	11/8/2024	11/24/2028	$17,805	17,700	17,805	5.22%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 5.00%	9.00%	2/14/2025	4/3/2030	$44,517	44,517	44,517	13.05%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	2/14/2025	4/3/2030	$1,027	—	—	—%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	11/8/2024	4/3/2028	$100	—	—	—%
								64,981	65,149	19.10%
Multi-Utilities
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.85%	11/8/2024	12/8/2028	$8,554	8,534	8,554	2.51%
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.94%	7/2/2025	12/10/2029	$2,087	2,072	2,087	0.61%
Dukes Root Control Inc.	(5)	Revolver	SOFR + 6.50%	9.82%	11/8/2024	12/8/2028	$908	74	80	0.02%
Dukes Root Control Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.89%	11/8/2024	10/8/2030	$349	347	349	0.10%
								11,027	11,070	3.24%
Professional Services
RKD Group, LLC		Term Loan	SOFR + 5.50%	9.69%	5/16/2025	5/19/2031	$3,503	3,470	3,473	1.02%
RKD Group, LLC	(5),(9)	Revolver	SOFR + 5.50%	9.65%	5/19/2025	5/19/2031	$1,805	750	752	0.22%
RKD Group, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/19/2025	5/19/2031	$3,233	(30)	(28)	-0.01%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.50%	8.62%	3/12/2025	12/30/2030	$2,706	2,679	2,694	0.79%
Royal Holdco Corporation	(5),(9)	Revolver	SOFR + 4.50%	8.50%	3/13/2025	12/30/2026	$1,345	529	532	0.16%
The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Royal Holdco Corporation	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.67%	3/12/2025	12/30/2030	$6,005	$1,233	$1,262	0.37%
Secretariat Advisors, LLC	(4)	Term Loan	SOFR + 4.00%	8.00%	2/24/2025	2/28/2032	$4,772	4,750	4,739	1.39%
Secretariat Advisors, LLC	(5)	Delayed Draw Term Loan	—	4.00%	6/28/2025	2/28/2032	$1,081	—	(7)	—%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	9.70%	11/8/2024	6/29/2027	$2,924	2,919	2,924	0.86%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.25%	9.56%	11/8/2024	6/29/2027	$1,883	1,873	1,883	0.55%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	$100	(1)	—	—%
VRC Companies, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.25%	9.55%	11/19/2024	6/29/2027	$20,388	20,183	20,388	5.98%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.70%	11/8/2024	6/29/2027	$495	494	495	0.15%
								38,849	39,107	11.48%
Software
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	9.29%	4/21/2025	10/2/2029	$6,944	6,881	6,927	2.03%
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	9.32%	8/1/2025	10/2/2029	$10,201	10,101	10,176	2.98%
ACP Avenu Buyer, LLC	(5)	Revolver	—	0.50%	4/21/2025	10/2/2029	$2,061	(19)	(5)	—%
ACP Avenu Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	4/21/2025	10/2/2029	$5,889	(27)	(14)	—%
Durare Bidco LLC	(5)	Delayed Draw Term Loan	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Durare Bidco LLC	(4)	Term Loan	SOFR + 4.75%	8.99%	8/7/2025	8/9/2032	$9,042	8,953	8,983	2.63%
Durare Bidco LLC	(5)	Revolver	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Flexera Software LLC	(4)	Term Loan	SOFR + 4.75%	8.96%	8/13/2025	8/16/2032	$9,861	9,837	9,837	2.88%
Flexera Software LLC	(4)	Term Loan	E + 4.75%	6.63%	8/13/2025	8/16/2032	€2,976	3,457	3,488	1.02%
Flexera Software LLC	(5)	Revolver	—	0.38%	8/13/2025	8/16/2032	$50	—	—	—%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	9.20%	11/8/2024	5/23/2030	$823	818	823	0.24%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	9.20%	11/8/2024	5/23/2030	$4,980	4,946	4,980	1.46%
Superjet Buyer, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.20%	11/8/2024	5/23/2030	$5,152	1,024	1,056	0.31%
								45,971	46,251	13.55%
Specialty Distribution
SPI, LLC	(4)	Term Loan	SOFR + 4.50%	8.65%	3/3/2025	12/21/2027	$655	652	655	0.19%
SPI, LLC	(4)	Term Loan	SOFR + 4.50%	8.65%	6/27/2025	12/21/2027	$50	50	50	0.01%
								702	705	0.20%
Specialty Retail
Amylu Borrower Sub, LLC	(4)	Term Loan	SOFR + 5.00%	9.07%	4/29/2025	6/10/2031	$12,539	12,420	12,505	3.67%
Amylu Borrower Sub, LLC	(5)	Revolver	SOFR + 5.00%	9.07%	6/10/2025	6/10/2031	$2,508	155	172	0.05%
Amylu Borrower Sub, LLC	(5)	Delayed Draw Term Loan	—	1.00%	6/10/2025	6/10/2031	$1,998	(9)	5	—%
Lash Opco, LLC	(4)	Term Loan	SOFR + 7.50% (5.10% PIK)	12.16%	11/8/2024	9/17/2027	$2,728	2,694	2,602	0.76%
Orthofeet, Inc	(4)	Term Loan	SOFR + 5.50%	9.70%	11/8/2024	7/30/2030	$12,912	12,713	12,777	3.75%
Orthofeet, Inc	(5)	Revolver	—	5.50%	11/8/2024	7/30/2030	$1,524	(23)	(16)	—%
								27,950	28,045	8.23%

The accompanying notes are an integral part of these unaudited financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2025 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Total Private Debt - United States								$787,228	$794,657	233.00%
Total Private Debt - non-controlled/non-affiliated								$787,228	$794,657	233.00%
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate ("SOFR"), an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), or Euro Interbank Offered Rate (“E”), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025.
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
(8)Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, the Company had no non-qualifying assets.
(9)For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.

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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
1. Organization
Willow Tree Capital Corporation (the “Company”), was formed on June 29, 2022 as a Maryland Corporation. The Company invests primarily in floating rate middle market senior secured loans. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, beginning with its tax year ended December 31, 2024, the Company has elected to be treated for U.S. federal income tax purposes and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”).
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
The Company consolidated the results of the Company’s wholly owned subsidiaries which are considered to be investment companies. All significant intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2025, the Company’s consolidated subsidiaries were the SPV Subsidiary and the Blocker Subsidiary.
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
The Company will apply FASB ASC 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company will consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, the Company will apply the valuation policy approved by the Board, which is consistent with ASC 820. Under the valuation policy, the Company will evaluate the source of the inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Cash
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits. As of September 30, 2025 and December 31, 2024, the Company held $23.0 million and $8.1 million in cash, respectively. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents held.

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
Offering expenses are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months beginning on the date which the Company first accepts capital contributions from unaffiliated shareholders in the Private Offering. Offering expenses include legal, printing and other offering costs, which include professional advisers fees, fees associated with the offering of common shares of the Company, and those associated with the preparation of the Company’s registration statement on Form 10. For the three and nine months ended September 30, 2025, the Company did not capitalize or expense any new offering costs.
Foreign Currency Translation
The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:
•Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the period.
•Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.
Results of operations based on changes in foreign exchange rates are separately disclosed in the statement of operations, if any. Foreign investment securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Revenue Recognition
Interest and Dividend Income
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.

Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity contains PIK provisions, PIK dividends, computed at the contractual rates, are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.
Other Income
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.
Income Taxes
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code beginning with its tax year ended December 31, 2024, and intends to qualify annually as a RIC. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.
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
New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024 for public business entities (“PBEs”) and December 15, 2025 for entities other than PBEs with early adoption permitted. The Company has evaluated the impact of ASU 2023-09 on its consolidated financial statements and does not anticipate any impact to its consolidated financial statements because the Company has elected to be treated, and intends to qualify annually, as a RIC and does not expect to incur any income taxes.

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
Following the completion of the Mergers, the Company's total assets was approximately $389.0 million, consisting of 99 loans to 33 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets.
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
For the three and nine months ended September 30, 2025, the Company incurred $0.9 million and $2.6 million, respectively, in Management Fees. For the three and nine months ended September 30, 2024, there were no management fees incurred.

As of September 30, 2025 and December 31, 2024, $1.0 million and $0.4 million, respectively, of Management Fees, were unpaid and are included in management fees payable in the Consolidated Statements of Assets and Liabilities.
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
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter (including the Management Fee, expenses payable under any administration agreement and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash; provided, however, that the portion of the investment-income incentive fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

For the three and nine months ended September 30, 2025, the Company incurred $1.2 million and $2.9 million, respectively, in investment income incentive fees. For the three and nine months ended September 30, 2024, there were no investment income incentive fees incurred. As of September 30, 2025 and December 31, 2024, $1.4 million and $0, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in the Consolidated Statement of Assets and Liabilities.
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
Capital gains incentive fees were accrued (but not yet payable) on a hypothetical liquidation basis under GAAP for the three and nine months ended September 30, 2025 were $0.9 million and $0.9 million, respectively. As of September 30, 2025 and December 31, 2024, $0.9 million and $0, respectively, of accrued capital gains incentive fees are included in the Consolidated Statement of Assets and Liabilities.
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
For the three and nine months ended September 30, 2025, the Company incurred $0.2 million and $0.4 million, respectively, in administration fees. For the three and nine months ended September 30, 2024, there were no administration fees incurred.
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
4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024 was as follows (amounts in thousands):

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Private Debt	$787,228	$794,657	100%	$488,544	$490,462	100%
Total investments	$787,228	$794,657	100%	$488,544	$490,462	100%
5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of September 30, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described (amounts in thousands):

	September 30, 2025
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$794,657	$794,657
Total investments	$—	$—	$794,657	$794,657

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$490,462	$490,462
Total investments	$—	$—	$490,462	$490,462

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2025 (amounts in thousands):

Three months ended September 30, 2025	Private Debt
Fair value, beginning of period	$677,156
Purchases of investments (including PIK, if any)	189,980
Proceeds from principal repayments and sales of investments	(75,748)
Accretion of discount/amortization of premium	609
Net change in unrealized appreciation (depreciation)	2,660
Fair value, end of period	$794,657
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2025	$2,704

Nine months ended September 30, 2025	Private Debt
Fair value, beginning of period	$490,462
Purchases of investments (including PIK, if any)	434,806
Proceeds from principal repayments and sales of investments	(137,621)
Accretion of discount/amortization of premium	1,500
Net change in unrealized appreciation (depreciation)	5,510
Fair value, end of period	$794,657
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at September 30, 2025	$5,918
For the three and nine months ended September 30, 2025, there were no transfers into or out of Level 3. For the three and nine months ended September 30, 2024, there were no investment activity.
Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

Type of Investment	Fair Value as of September 30, 2025	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$721,948	Yield Analysis	Yield %	7.19% - 17.62%	9.25%
	72,709	Recent Transaction
Total	$794,657

Type of Investment	Fair Value as of December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$350,490	Yield Analysis	Yield %	7.71% - 16.30%	9.75%
	82,331	Market Approach	Enterprise Value/EBITDA	5.75x - 22.50x	14.25x
	57,641	Recent Transaction
Total	$490,462
6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 172.08% and 192.57%, respectively.
The following table presents the Company’s outstanding borrowings as of September 30, 2025 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$500,000	$401,500	$98,500	$401,500	11/8/2029
Subscription Line	90,000	71,650	18,350	71,650	11/7/2025
Total	$590,000	$473,150	$116,850	$473,150
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.

The following table presents the Company's outstanding borrowings as of December 31, 2024 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$300,000	$214,766	$85,234	$214,766	11/8/2029
Subscription Line	90,000	27,980	62,020	27,980	11/7/2025
Participation Agreements	11,641	11,641	—	11,641	2/6/2025
Total	$401,641	$254,387	$147,254	$254,387
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
For the three months ended September 30, 2025, the Company had total average borrowings of $$431.7 million at a weighted average interest rate of 6.71%. For the nine months ended September 30, 2025, the Company had total average borrowings of $384.0 million at a weighted average interest rate of 6.71%. For the period ended December 31, 2024, the Company had total average borrowings of $258.4 million at a weighted average interest rate of 8.71%.
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
As of September 30, 2025 and December 31, 2024, the Company had an aggregate amount of $401.5 million and $214.8 million of debt outstanding, respectively.
For the three and nine months ended September 30, 2025, the components of interest expense related to the Ally Bank A&R Credit Facility were as follows (amounts in thousands):

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Borrowing interest expense	$6,278	$16,149
Unused facility fee	163	532
Amortization of deferred financing costs	373	1,041
Total interest and debt financing expense	$6,814	$17,722
Average borrowings	373,293	322,468
Weighted average interest rate	6.67%	6.70%
As of September 30, 2025, and December 31, 2024, both the Company and the Borrower were in compliance with all covenants and other requirements applicable to it under the A&R Credit Facility.
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
The Subscription Facility matures on November 7, 2025 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum or Prime Rate plus 1.50% per annum, at the Company's option. Subsequent to the fiscal quarter ended September 30, 2025, on November 7, 2025, the Company entered into a First Amendment to the Subscription Facility, which among other things, extends the maturity date to November 6, 2026. See Note 14 to our Consolidated Financial Statements for more information. The Subscription Facility also charges an unused commitment fee of 0.35% per annum on the unused available commitment during the applicable calendar quarter. As of September 30, 2025 and December 31, 2024, the Company had an aggregate amount of $71.7 million and $28.0 million of debt outstanding, respectively.
For the three and nine months ended September 30, 2025, the components of interest expense related to the City National Bank Subscription Facility were as follows (amounts in thousands):

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Borrowing interest expense	$1,026	$3,126
Unused facility fee	28	80
Amortization of deferred financing costs	205	604
Total interest and debt financing expense	$1,259	$3,810
Average borrowings	58,437	61,559
Weighted average interest rate	6.96%	6.79%
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

As of September 30, 2025, the Company did not have any outstanding secured borrowings, as the contractual maturity of such secured borrowing agreement terminated on February 6, 2025.

The components of interest expense related to such secured borrowings with Macquarie for three and nine months ended September 30, 2025 were as follows (amounts in thousands):

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Borrowing interest expense	$—	$98
Unused facility fee	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$98
Average borrowings	—	—
Weighted average interest rate	—%	—%
For the three and nine months ended September 30, 2024, there was no interest expenses related to borrowings under Macquarie.
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
Other Commitments and Contingencies
Unfunded commitments
The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. The Company believes that it maintains sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. As of September 30, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $248.9 million and $135.1 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.
As of September 30, 2025, the Company had the following unfunded commitments by investment type (amounts in thousands):

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	$5,889
ACP Avenu Buyer, LLC	Revolver	2,061
AG Bells, LLC	Revolver	1,696
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	3,669
Ambient Enterprises Holdco, LLC	Revolver	685
Amerspirit FL, LLC	Delayed Draw Term Loan	1,069
Ampler QSR Holdings, LLC	Revolver	2,451
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	1,998
Amylu Borrower Sub, LLC	Revolver	2,329
Apex Service Partners, LLC	Delayed Draw Term Loan	32
Apex Service Partners, LLC	Revolver	2,555
Beacon Oral Specialists	Delayed Draw Term Loan	2,243
Beacon Oral Specialists	Delayed Draw Term Loan	1,171
Bristol Hospice, LLC	Revolver	3,779
Cvausa Management, LLC	Delayed Draw Term Loan	22,391
Cvausa Management, LLC	Revolver	1,111
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	4,090
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	4,260
Dentive Capital, LLC	Delayed Draw Term Loan	973
Dentive Capital, LLC	Revolver	12
Dermcare Management, LLC	Delayed Draw Term Loan	18,476
Dukes Root Control Inc.	Revolver	828
Durare Bidco LLC	Delayed Draw Term Loan	50
Durare Bidco LLC	Revolver	50
Superjet Buyer, LLC	Delayed Draw Term Loan	4,134
Elessent Clean Technologies Inc.	Revolver	1,711
Flexera Software LLC	Revolver	50
GC Waves Holdings, Inc.	Delayed Draw Term Loan	2,477
High Street Buyer, Inc.	Delayed Draw Term Loan	25,746
HLSG Intermediate, LLC	Delayed Draw Term Loan	2,341
HLSG Intermediate, LLC	Revolver	837
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
KAMC Holdings, Inc.	Revolver	27
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	1,595
Systems Planning And Analysis, Inc.	Revolver	2,839
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1,403
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	641
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	9,000
NWP Acquisition Holdings, LLC	Revolver	5,000

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded Commitment
Offen, Inc.	Revolver	3,178
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office, LLC	Revolver	1,048
Regent Surgical Health, LLC	Delayed Draw Term Loan	17,252
Regent Surgical Health, LLC	Revolver	7,824
RKD Group, LLC	Delayed Draw Term Loan	3,233
RKD Group, LLC	Revolver	1,038
Royal Holdco Corporation	Delayed Draw Term Loan	4,740
Royal Holdco Corporation	Revolver	807
RPX Corporation	Revolver	2,601
Salt Dental Collective, LLC	Revolver	78
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	12,017
Sandlot Baseball BorrowerCo, LLC	Revolver	2,253
Secretariat Advisors, LLC	Delayed Draw Term Loan	1,081
American Combustion Industries, LLC	Delayed Draw Term Loan	3,376
American Combustion Industries, LLC	Revolver	236
Stonebridge Companies, LLC	Delayed Draw Term Loan	1,327
Stonebridge Companies, LLC	Revolver	885
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Together Womens Health, LLC	Delayed Draw Term Loan	10,905
Together Womens Health, LLC	Revolver	2,305
UEW Acquisition, LLC	Revolver	1,726
VRC Companies, LLC	Revolver	100
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	4,652
World Insurance Associates, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	1,027
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	9,790
		$248,860
As of December 31, 2024, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$10,869
Accession Risk Management Group, Inc.	Revolver	1,858
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	1,630
Ambient Enterprises Holdco LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	189
American Combustion Industries, LLC	Delayed Draw Term Loan	3,772
American Combustion Industries, LLC	Revolver	1,179
Apex Service Partners, LLC	Delayed Draw Term Loan	7,388
Apex Service Partners, LLC	Revolver	818
Beacon Oral Specialists	Delayed Draw Term Loan	3,748
Bluehalo Global Holdings, LLC	Revolver	12
Dentive Capital, LLC	Delayed Draw Term Loan	973
Dentive Capital, LLC	Revolver	50
Dermcare Management, LLC	Delayed Draw Term Loan	3,768
Dukes Root Control Inc.	Revolver	62
Elessent Clean Technologies Inc.	Revolver	1,711
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10,135
GraphPAD Software, LLC	Delayed Draw Term Loan	3,113
GraphPAD Software, LLC	Revolver	1,297
HLSG Intermediate, LLC	Revolver	27
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
Neptune Platform Buyer LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	15,000

Investments - non-controlled/non-affiliated	Commitment Type	Unfunded
NWP Acquisition Holdings, LLC	Revolver	5,000
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office LLC	Revolver	1,048
Peter C. Foy & Associates Insurance Services, LLC	Revolver	100
RKD Group, LLC	Delayed Draw Term Loan	519
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	738
Rogers Mechanical Contractors, LLC	Revolver	140
RPX Corporation	Revolver	2,601
Superjet Buyer, LLC	Delayed Draw Term Loan	4,454
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	16,745
Systems Planning And Analysis, Inc.	Revolver	3,128
VRC Companies, LLC	Delayed Draw Term Loan	18,577
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	100
		$135,145
Off balance sheet risk
Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statement of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2025, there were no commitments outstanding for derivative contracts.
Legal proceedings
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any material pending legal proceedings.
8. Net Assets
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share. The Company issues shares of common stock in the Private Offering on an ongoing basis at an offering price generally equal to the net asset value per share. As of September 30, 2025, the Company has 20,675,244 issued and outstanding shares.
The Company issued and sold the following shares of common stock during the nine months ended September 30, 2025 (amounts in thousands, except share data):

Date	Number of Shares Issued	Gross Proceeds	Net Proceeds	Average Price/Share
3/28/2025	3,090,235	$50,000	$50,000	$16.18
7/2/2025	2,148,557	35,000	35,000	$16.29
	5,238,792	$85,000	$85,000
During the nine months ended September 30, 2024, the Company issued and sold 68 shares of common stock, par value $0.01, for an aggregate purchase price of $1,020. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
9. Distributions and Dividend Reinvestment
The following table reflects the distributions declared on the Company’s common stock for the nine months ended September 30, 2025 (amounts in thousands, except per share data):

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount
6/10/2025	6/10/2025	6/17/2025	$0.30	$5,409
8/20/2025	8/20/2025	8/26/2025	0.36	7,345
			$0.66	$12,754
During the nine months ended September 30, 2024, no distributions were declared.
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
Pursuant to the dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the nine months ended September 30, 2025 (amounts in thousands, except share amounts).

Payment Date	DRIP Value	DRIP Shares Issued
6/17/2025	$3,622	222,903
8/26/2025	$4,480	273,505
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 (amounts in thousands, except per share data):

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Net increase (decrease) in net assets resulting from operations	$9,994	$25,214
Weighted average shares outstanding (basic and diluted)	20,485	17,896
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.49	$1.41
11. Tax Information
For the three and nine months ended September 30, 2025 and 2024, the Company did not accrue or pay any excise tax.
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

12. Financial Highlights
The following are financial highlights for common shares outstanding during the nine months ended September 30, 2025. Financial highlights have not been presented for the nine months ended September 30, 2024 as the Company had not commenced operations. The below financial highlights are presented in thousands, except share and per share amounts:

For the nine months ended September 30, 2025
Per share data: (1)
Net asset value, beginning of period	$15.76
Net investment income (loss)	1.10
Net change in unrealized appreciation (depreciation)	0.30
Net increase (decrease) in net assets from operations	1.40
Distributions declared (2)	(0.66)
Total increase (decrease) in net assets	0.74
Net asset value, end of period	$16.50
Shares Outstanding, end of period	20,675,244
Total Return (3)	8.88%
Ratios
Ratio of net expenses to average net assets (4)	14.75%
Ratio of net investment income (loss) to average net assets (4)	9.11%
Portfolio turnover rate (5)	21.18%
Supplemental Data
Net Assets, end of period	$341,052
Weighted average shares outstanding	17,895,599
Total capital commitments, end of period	$470,350
Asset coverage ratio	172.08%
Ratio of total contributed capital to total committed capital, end of period	69.61%
(1)Per share amounts are calculated based on the weighted average shares outstanding for the nine months ended September 30, 2025.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9. Distributions and Dividend Reinvestment).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(4)Amounts are annualized. For the nine months ended September 30, 2025, the ratio of total operating expenses, excluding interest and borrowing expenses, to average net assets was 4.75%.
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
14. Subsequent Events
On November 3, 2025, the Company’s Board of Directors declared a distribution of $0.39 per share, payable on or around November 19, 2025 to shareholders of record at the close of business on November 3, 2025.

On November 7, 2025, the Company entered into a First Amendment to the Subscription Facility (the “First Amendment”) which, among other things, (i) extends the maturity date from November 7, 2025 to November 6, 2026 and (ii) amends the definition of “Borrowing Base” from 60% of certain Unfunded Capital Commitments to 70% of such Unfunded Capital Commitments.
The Company's management evaluated subsequent events through the date of the issuance of the consolidated financial statements included herein, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed above and elsewhere in these notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this section contains forward-looking statements that involve risks and uncertainties. See “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview of Our Business
Willow Tree Capital Corporation (the "Company," "we," "us" or "our") was formed on June 29, 2022 as a Maryland corporation. The Company invests primarily in floating rate middle market senior secured loans. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, beginning with its tax year ended December 31, 2024, the Company has elected to be treated for U.S. federal income tax purposes and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”). The Adviser is an investment adviser that is registered with the SEC under the Advisers Act. As an externally managed BDC, we do not have any employees, and our investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay the Adviser for investment and management services pursuant to the terms of the Investment Management Agreement. Willow Tree Credit Partners LP (the “Administrator”) serves as our administrator. The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street”) pursuant to which State Street will receive compensation for its services.
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
Portfolio Composition
The total value of our investment portfolio was $794.7 million and $490.5 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we had investments in 53 portfolio companies with an aggregate cost of $787.2 million. As of December 31, 2024, we had investments in 39 portfolio companies with an aggregate cost of $488.5 million.
As of September 30, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$787,228	100%	$794,657	100%
	$787,228	100%	$794,657	100%
As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$488,544	100%	$490,462	100%
	$488,544	100%	$490,462	100%

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of September 30, 2025 and December 31, 2024, were 9.7% and 4.2 years and 10.2% and 4.2 years, respectively.
Investment Activity
During the three months ended September 30, 2025, we made 19 new investments totaling $295.7 million of commitments, excluding short-term investments. During the three months ended September 30, 2025, we had 1 partial investment realization of $6.5 million commitments.
During the nine months ended September 30, 2025, we made 41 new investments totaling $545.6 million of commitments, excluding short-term investments. During the nine months ended September 30, 2025, we had 1 partial investment realization of $6.5 million commitments.
As of September 30, 2024, we had not commenced operations and had no investment activity.
The industry composition of investments based on fair value as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Health Care Providers & Services	24.51%	17.76%
Commercial Services & Suppliers	14.90%	17.86%
Diversified Consumer Services	9.77%	10.76%
Financial Services	9.16%	13.27%
Insurance	8.20%	11.91%
Aerospace & Defense	6.80%	10.13%

	September 30, 2025	December 31, 2024
Software	5.82%	5.27%
Energy Equipment & Services	5.20%	—%
Professional Services	4.92%	3.37%
Specialty Retail	3.53%	3.12%
Hotels, Restaurants & Leisure	1.55%	0.22%
Health Care Equipment & Supplies	1.54%	0.70%
Construction & Engineering	1.54%	2.61%
Multi-Utilities	1.39%	1.20%
Entertainment	1.07%	—%
Specialty Distribution	0.10%	—%
Chemicals	—%	1.82%
Total	100%	100%
As of March 31, 2025, the Company standardized its industry classifications using Global Industry Classification Standard (“GICS”) codes, replacing the previously varied classifications across the GICS structure.
See Note 4 to our Consolidated Financial Statements for further discussion on the Company's portfolio and selected balance sheet information as of September 30, 2025 and December 31, 2024, respectively.
The geographic composition of investments at cost and fair value as of September 30, 2025 were as follows (amounts in thousands):

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$787,228	$794,657	100%	233.00%
Total investments	$787,228	$794,657	100%	233.00%

The geographic composition of investments at cost and fair value as of December 31, 2024 were as follows (amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$488,544	$490,462	100%	208.27%
Total investments	$488,544	$490,462	100%	208.27%
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
Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. All investments that carry a risk rating of 4 will be reviewed at least once per month with the Adviser's Chief Credit Officer, who will be responsible for overseeing our restructuring processes. Activities relating to such investments will range from a heightened level of interfacing with management and all other capital constituents to hiring financial and legal advisers in furtherance of a balance sheet restructuring. When deemed necessary, the Adviser professionals may participate as members or leaders of ad hoc creditors’ committees and/or be called upon to testify in bankruptcy court on behalf of a certain class of creditors. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of September 30, 2025 and December 31, 2024, respectively (amounts in thousands).

	September 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	0.0%	$—	0.0%
Grade 2	792,055	99.7%	487,925	99.5%
Grade 3	2,602	0.3%	2,537	0.5%
Grade 4	—	0.0%	—	0.0%
Total Investments	$794,657	100.0%	$490,462	100.0%
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2025 and December 31, 2024, there were no non-accrual assets.

Results of Operations
For the three and nine months ended September 30, 2025
As of September 30, 2024, we had not commenced operations and therefore, no results of operations are reported for the period.
The following table represents the operating results for the three and nine months ended September 30, 2025 (amounts in thousands):

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Total investment income	$19,643	$51,612
Net operating expenses	12,308	31,907
Net investment income before excise tax	7,335	19,705
Excise tax expense	—	—
Net investment income after excise tax	7,335	19,705
Net realized and unrealized gain (loss)	2,659	5,509
Net increase in net assets resulting from operations	$9,994	$25,214
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful (amounts in thousands).
Investment Income (amounts in thousands)

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Interest income	$18,407	$48,497
PIK interest income	1,162	2,681
Other income	74	434
Total investment income	$19,643	$51,612
Investment income for the three and nine months ended September 30, 2025 was driven by our deployment of capital and an increasing invested balance.
Operating Expenses (amounts in thousands)

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Interest and borrowing expenses	$8,073	$21,630
Investment income incentive fees	1,180	2,948
Capital gains incentive fees	928	928
Management fees	942	2,581
Professional fees	396	1,526
Other general and administrative expenses	594	1,846
Administration fees	195	448
Total expenses	$12,308	$31,907

Professional Fees
Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of us. For the three and nine months ended September 30, 2025, the Company incurred $0.4 and $1.5 million in professional fees, respectively.
Administration Fees
Administration fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement. See Note 3 to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and nine months ended September 30, 2025, the Company incurred $0.2 and $0.4 million of administration fees, respectively.
Interest and Borrowing Expenses
Interest and borrowing expenses during the three and nine months ended September 30, 2025, were attributable to borrowings under the Credit Facility and Subscription Line (as discussed below under “Liquidity and Capital Resources”). For the three and nine months ended September 30, 2025, the Company incurred $8.1 and $21.6 million in interest and borrowing expenses, respectively.
Other General and Administrative Expenses
Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and nine months ended September 30, 2025, the Company incurred $0.6 and $1.8 million in other general and administrative expenses, respectively.
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
See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Management Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2025, the amount of Management Fee incurred was $0.9 and $2.6 million, respectively.
Incentive Fees
The Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not. For the three and nine months ended September 30, 2025, the Company incurred $2.1 and $3.9 million of incentive fees, respectively.
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
For the three and nine months ended September 30, 2025, the Company incurred $1.2 million and $2.9 million, respectively, in investment income incentive fees. As of September 30, 2025 and December 31, 2024, $1.4 million and $0, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in the Consolidated Statement of Assets and Liabilities.
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
Capital gains incentive fees were accrued (but not yet payable) on a hypothetical liquidation basis under GAAP for the three and nine months ended September 30, 2025 were $0.9 million and $0.9 million, respectively. As of September 30,

2025 and December 31, 2024, $0.9 million and $0, respectively, of accrued capital gains incentive fees are included in the Consolidated Statement of Assets and Liabilities.
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
Net Unrealized Appreciation
Net unrealized appreciation during the three and nine months ended September 30, 2025 was as follows (amounts in thousands):

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Non-controlled, non-affiliated investments	$2,629	$5,479
Foreign currency translation	31	31
Net unrealized appreciation (depreciation)	$2,660	$5,510
For the three and nine months ended September 30, 2025, the Company recorded net unrealized appreciation on our portfolio of $2.7 million and $5.5 million, respectively. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.
Liquidity and Capital Resources
We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Credit Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 172.08% as of September 30, 2025.
Cash Flows
For the nine months ended September 30, 2025, we experienced a net increase in cash in the amount of $14.9 million. During that period, our operating activities used $282.1 million in cash, consisting primarily of purchases of portfolio investments of $432.1 million, which was partially offset by proceeds from sales and principal repayments of investment securities of $137.6 million. In addition, financing activities provided net cash of $297.0 million, consisting primarily of borrowings under the Credit Facility and Subscription Line of $700.5 million and proceeds from the issuance of Common Stock of $85.0 million. At September 30, 2025, we had $23.0 million of cash on hand.
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
The Subscription Facility matures on November 7, 2025 and bears interest based on one-month Term SOFR, three-month Term SOFR, the Prime Rate or Daily Simple SOFR, at the Company's option, plus the applicable margin. Subsequent to the fiscal quarter ended September 30, 2025, on November 7, the Company entered into a First Amendment to the Subscription Facility, which among other things, extends the maturity date to November 6, 2026. See "Recent Developments" for more information.
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
Distributions to Shareholders
We have elected to be treated for U.S. federal income tax purposes as a RIC under the Code beginning with our tax year ended December 31, 2024, and intend to make the required distributions to our shareholders as specified therein and qualify annually as a RIC. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our Common Stock instead of in cash. A shareholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the shareholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our Common Stock.
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
We made distributions of 12.8 million, of which $4.7 million was paid in cash, for the nine months ended September 30, 2025.
Recent Developments
On November 3, 2025, our Board of Directors declared a distribution of $0.39 per share, payable on or around November 19, 2025 to shareholders of record at the close of business on November 3, 2025.
On November 7, 2025, we entered into a First Amendment to the Subscription Facility (the “First Amendment”) which, among other things, (i) extends the maturity date from November 7, 2025 to November 6, 2026 and (ii) amends the definition of “Borrowing Base” from 60% of certain Unfunded Capital Commitments to 70% of such Unfunded Capital Commitments.
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
Income Taxes
We have elected to be treated for U.S. federal income tax purposes as a RIC under the Code beginning with our tax year ended December 31, 2024 and intend to qualify annually as a RIC. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually satisfy the Annual Distribution Requirement.
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
Off-Balance Sheet Arrangements
Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due.We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The balance of unused commitments to extend financing as of September 30, 2025 was as follows (amounts in thousands, totals may not foot due to rounding):

			September 30, 2025
Investments - non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	October 2, 2029	$5,889	$(14)
ACP Avenu Buyer, LLC	Revolver	October 2, 2029	2,061	(5)
AG Bells, LLC	Revolver	August 19, 2030	1,696	(17)
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	June 28, 2030	3,669	30
Ambient Enterprises Holdco, LLC	Revolver	December 7, 2029	685	—
Amerspirit FL, LLC	Delayed Draw Term Loan	August 15, 2030	1,069	(16)
Ampler QSR Holdings, LLC	Revolver	August 19, 2030	2,451	(25)
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	June 10, 2031	1,998	(5)
Amylu Borrower Sub, LLC	Revolver	June 10, 2031	2,329	(6)
Apex Service Partners, LLC	Delayed Draw Term Loan	October 24, 2029	32	—
Apex Service Partners, LLC	Revolver	October 24, 2030	2,555	—
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	2,243	(7)
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	1,171	(4)
Bristol Hospice, LLC	Revolver	August 26, 2032	3,779	(38)
Cvausa Management, LLC	Delayed Draw Term Loan	May 22, 2029	22,391	224
Cvausa Management, LLC	Revolver	May 22, 2028	1,111	—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	February 4, 2031	4,090	(82)
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 4, 2031	4,260	(85)
Dentive Capital, LLC	Delayed Draw Term Loan	December 22, 2028	973	(27)
Dentive Capital, LLC	Revolver	May 27, 2027	12	—
Dermcare Management, LLC	Delayed Draw Term Loan	April 21, 2028	18,476	—
Dukes Root Control Inc.	Revolver	December 8, 2028	828	—
Durare Bidco LLC	Delayed Draw Term Loan	August 9, 2032	50	—
Durare Bidco LLC	Revolver	August 9, 2032	50	—
Superjet Buyer, LLC	Delayed Draw Term Loan	May 23, 2030	4,134	—
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	(3)
Flexera Software LLC	Revolver	August 16, 2032	50	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 4, 2030	2,477	—
High Street Buyer, Inc.	Delayed Draw Term Loan	April 14, 2028	25,746	(122)
HLSG Intermediate, LLC	Delayed Draw Term Loan	March 31, 2029	2,341	—
HLSG Intermediate, LLC	Revolver	March 31, 2029	837	—
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	December 20, 2029	3,136	4
KAMC Holdings, Inc.	Revolver	July 31, 2031	27	—
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	August 16, 2027	1,595	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	2,839	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	January 19, 2031	1,403	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	January 19, 2031	641	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	January 19, 2031	2,350	—
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	November 21, 2030	9,000	13
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	—
Offen, Inc.	Revolver	July 23, 2029	3,178	(32)
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(16)
Pathstone Family Office, LLC	Delayed Draw Term Loan	May 15, 2029	5,340	53
Pathstone Family Office, LLC	Revolver	May 15, 2028	1,048	—
Regent Surgical Health, LLC	Delayed Draw Term Loan	September 12, 2030	17,252	(259)
Regent Surgical Health, LLC	Revolver	September 12, 2030	7,824	(117)
RKD Group, LLC	Delayed Draw Term Loan	May 19, 2031	3,233	(28)
RKD Group, LLC	Revolver	May 19, 2031	1,038	(9)
Royal Holdco Corporation	Delayed Draw Term Loan	December 30, 2030	4,740	(21)
Royal Holdco Corporation	Revolver	December 30, 2026	807	(3)
RPX Corporation	Revolver	August 2, 2030	2,601	—
Salt Dental Collective, LLC	Revolver	February 15, 2028	78	—

			September 30, 2025
Investments - non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	December 27, 2028	12,017	—
Sandlot Baseball BorrowerCo, LLC	Revolver	December 27, 2028	2,253	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	February 28, 2032	1,081	(7)
American Combustion Industries, LLC	Delayed Draw Term Loan	August 31, 2028	3,376	(71)
American Combustion Industries, LLC	Revolver	August 31, 2028	236	(5)
Stonebridge Companies, LLC	Delayed Draw Term Loan	May 16, 2031	1,327	(15)
Stonebridge Companies, LLC	Revolver	May 16, 2030	885	(10)
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	—
Together Womens Health, LLC	Delayed Draw Term Loan	August 26, 2031	10,905	(136)
Together Womens Health, LLC	Revolver	August 26, 2031	2,305	(29)
UEW Acquisition, LLC	Revolver	August 13, 2030	1,726	(26)
VRC Companies, LLC	Revolver	June 29, 2027	100	—
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	December 28, 2029	4,652	—
World Insurance Associates, LLC	Revolver	April 3, 2028	100	—
World Insurance Associates, LLC	Revolver	April 3, 2030	1,027	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	November 26, 2025	9,790	—
			$248,860	$(917)
The balance of unused commitments to extend financing as of December 31, 2024 was as follows (amounts in thousands):

			December 31, 2024
	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Neptune Platform Buyer LLC	Delayed Draw Term Loan	January 19, 2031	$2,350	$—
Pathstone Family Office LLC	2023 Revolver	May 15, 2028	1,048	(5)
Pathstone Family Office LLC	2023 Delayed Draw Term Loan	May 15, 2029	5,340	(25)
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	(6)
Accession Risk Management Group, Inc.	2019 Revolver	November 1, 2029	1,858	—
Bluehalo Global Holdings, LLC	Revolver	October 31, 2025	12	—
VRC Companies, LLC	2021 Revolver	June 29, 2027	100	—
Systems Planning And Analysis, Inc.	2022 1st Amendment Delayed Draw Term Loan	October 29, 2027	16,745	(32)
Dentive Capital, LLC	Revolver	May 27, 2027	50	—
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	November 1, 2027	100	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	3,128	(6)
Dukes Root Control Inc.	2022 Revolver	June 30, 2025	62	—
RPX Corporation	2020 Revolver	October 23, 2025	2,601	(1)
World Insurance Associates, LLC	2020 Revolver	April 3, 2028	100	—
Ambient Enterprises Holdco LLC	Revolver	December 7, 2029	685	(1)
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	June 28, 2030	1,630	(3)
HLSG Intermediate, LLC	Revolver	March 31, 2028	27	—
Beacon Oral Specialists	2024 6th Amendment Delayed Draw Term Loan	December 14, 2026	3,748	(15)
RKD Group, LLC	2024 Delayed Draw Term Loan	August 17, 2028	519	—
Rogers Mechanical Contractors, LLC	4th Amendment Revolver	September 28, 2028	140	—
Rogers Mechanical Contractors, LLC	4th Amendment Delayed Draw Term Loan	September 28, 2028	738	—
Superjet Buyer, LLC	2024 Incremental Delayed Draw Term Loan	December 30, 2027	4,454	(37)
Dentive Capital, LLC	2024 Incremental Delayed Draw Term Loan	December 23, 2028	973	(6)
Dermcare Management, LLC	4th Amendment Delayed Draw Term Loan	April 21, 2028	3,768	—
American Combustion Industries, LLC	Delayed Draw Term Loan A	August 31, 2028	189	(3)
American Combustion Industries, LLC	Delayed Draw Term Loan B	August 31, 2028	3,772	(50)
American Combustion Industries, LLC	Revolver	August 31, 2028	1,179	(16)
GraphPAD Software, LLC	2024 Revolver	June 30, 2031	1,297	—
GraphPAD Software, LLC	2024 Delayed Draw Term Loan	June 30, 2031	3,113	28
Accession Risk Management Group, Inc.	2024 Delayed Draw Term Loan	November 1, 2029	10,869	33
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(25)

Apex Service Partners, LLC	2024 1st Amendment Incremental Delayed Draw Term Loan	October 24, 2030	7,388	(13)
Apex Service Partners, LLC	2024 1st Amendment Revolver	October 24, 2029	818	(1)
GC Waves Holdings, Inc.	2024 Incremental Delayed Draw Term Loan	October 4, 2030	10,135	101
VRC Companies, LLC	2024 4th Amendment Delayed Draw Term Loan	June 29, 2027	18,577	(63)
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	(34)
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	November 21, 2030	15,000	(263)
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	(88)
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	March 31, 2025	3,136	(24)
Total			$135,145	$(555)
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
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. From March 2022 to July 2023, the Federal Reserve periodically raised interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. The Federal Reserve cut its benchmark rate three times in 2024 for the first time since March 2020 and has made two additional 0.25% cuts thus far in 2025 during FOMC meetings held in September and October. At the October 2025 FOMC meeting, Chairman Powell, whose term as Chair of the Federal Reserve Board is set to terminate on May 15, 2026, appeared to manage near term expectations by indicating that a December rate cut “was not a foregone conclusion, far from it.” In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of September 30, 2025, 99.5% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 0.5% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2025. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2025, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$12,815	$(7,078)	$5,737
Up 150 Basis Points	9,611	(5,308)	4,303
Up 100 Basis Points	6,407	(3,539)	2,869
Up 50 Basis Points	3,204	(1,769)	1,434
Down 50 Basis Points	(3,204)	1,769	(1,434)
Down 100 Basis Points	(6,407)	3,539	(2,869)
Down 150 Basis Points	(9,611)	5,308	(4,303)
Down 200 Basis Points	(12,815)	7,078	(5,737)
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
As of September 30, 2025, we believe that there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended September 30, 2025, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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
10.1
First Amendment to Revolving Credit and Security Agreement, dated as of November 7, 2025, by and between Willow Tree Capital Corporation, as primary borrower, each of the lenders from time to time party thereto, and City National Bank, as administrative agent.

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

Willow Tree Capital Corporation

Date: November 13, 2025	By:	/s/ Timothy Lower
	Name:	Timothy Lower
	Title:	Chief Executive Officer and President

Date: November 13, 2025	By:	/s/ Mark Klingensmith
	Name:	Mark Klingensmith
	Title:	Chief Financial Officer and Treasurer