Form 10-K
period 2025-12-31
Willow Tree Capital Corp
filed 2026-03-24
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________
FORM 10-K
_______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
As of June 30, 2025, there was no established public market for the registrant's shares of common stock.
As of March 23, 2026, the registrant had 24,524,008 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

Willow Tree Capital Corporation
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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
•Geo-political conditions, including revolution, insurgency or war including those arising out of the ongoing conflicts between Russia and Ukraine, the ongoing turmoil in Europe, the Middle East and South America, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•The impact of increased competition among other entities and our affiliates for investment opportunities;
•Competition with other entities and our affiliates for investment opportunities;
•The ability of our Adviser to attract and retain highly talented professionals
•Risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;
•Our ability to maintain tax treatment as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act");
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

PART I.
Unless indicated otherwise in this Annual Report or the context so requires, references to “Company,” “we,” “us,” and “our” mean Willow Tree Capital Corporation. The term “Adviser” refers to Willow Tree Capital Corp Advisors LLC, our external investment adviser. The terms “Administrator” and "Willow Tree" refer to Willow Tree Credit Partners LP, our administrator.
ITEM 1. BUSINESS
The Company — Willow Tree Capital Corporation
We were formed on June 29, 2022 as a Maryland corporation. We seek attractive risk-adjusted returns (a measure of the excess return per unit of risk in an investment strategy) by investing primarily in floating rate middle market senior secured loans. We define “middle market” as companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA” ranging from approximately $5 million to $75 million. These loans are typically secured with a priority lien on assets. Our investment objective is to maximize the total return to our shareholders in the form of current income and capital appreciation. To achieve our investment objective, we will leverage the Adviser's investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. We expect to generate returns primarily from interest income and fees from senior secured loans, with some capital appreciation through nominal junior capital co-investments.
We are externally managed by our Adviser, a Delaware limited liability company, pursuant to an investment management agreement between us and the Adviser (the "Investment Management Agreement"). Willow Tree Credit Partners LP ("Willow Tree") serves as our administrator (the “Administrator”) pursuant to an administration agreement (the “Administration Agreement”). The Administrator provides all administrative services necessary for us to operate.
We are a Maryland corporation that is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated, and intend to qualify annually, as a regulated investment company ("RIC"), under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes.
The Adviser
Willow Tree Capital Corp Advisors LLC, serves as our external investment adviser. The Adviser is an indirect majority owned subsidiary of Willow Tree. The Adviser acts as our investment adviser pursuant the Investment Management Agreement, and is a registered investment adviser with the Securities and Exchange Commission (the "SEC") under the Advisers Act of 1940, as amended (the "Advisers Act"). Subject to the overall supervision of our Board of Directors (our "Board"), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis through a team of investment professionals. The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Willow Tree, pursuant to which Willow Tree makes available to the Adviser certain of its employees, facilities, premises and systems to conduct its business. The Adviser is located at 450 Park Avenue, 29th Floor, New York, NY 10022.
The Adviser and its affiliates may provide management or investment services to others whose objectives overlap with ours. The Adviser may face conflicts in the allocation of investment opportunities to us and others. To address these conflicts, the Adviser has put in place an investment allocation policy that seeks to ensure fair and equitable allocation of investment opportunities over time. See “Item 1A. Risk Factors — Risks Related to the Adviser and its Affiliates — The Adviser and its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.”
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

The Administrator, on behalf of us and at our expense, may retain one or more service providers that may or may not also be affiliates of Willow Tree to serve as sub-administrator, custodian, accounting agent, investor services agent, transfer agent or other service provider for us. Any fees we pay, or indemnification obligations we undertake, in respect of the administrator and those other service providers that are Willow Tree affiliates, will be set at arm’s length and approved by our Board. The Administrator entered into a sub-administration agreement with State Street Bank and Trust Company ("State Street") pursuant to which State Street receives compensation for its services.
The Investment Team and Willow Tree
Our investment objective is to maximize the total return to our shareholders in the form of current income and capital appreciation. We believe that the secondary markets in liquid credit, where debt instruments are freely traded and have a readily available market price, and illiquid credit, where loans are not publicly traded and do not have a readily available market price, may afford substantial opportunity to purchase loans at discounts to par. Discounts to par represent the excess of a debt instrument's stated redemption price at maturity over its issue price, generally characterized and paid out as upfront fees and/or original issue discounts. In addition, we believe there may be attractive opportunities in the primary market, where investments are purchased and participated in at issuance, to provide capital at what we believe to be attractive risk-adjusted returns, with limited competition based on the number of direct lending peers, to borrowers who may have more limited financing alternatives due to macroeconomic pressures.
Willow Tree and its affiliates, led by industry veterans Timothy Lower and James Roche, as of December 31, 2025 manages in excess of $5 billion across multiple funds, discretionary and non-discretionary accounts, subscriptions and leveraged loan investment strategies, along with available leverage. Having worked together previously at the merchant banking business unit of Royal Bank of Canada and invested alongside each other at legacy institutions Ares Management and Blackstone/GSO, Mr. Lower and Mr. Roche share a common view on the execution of our investment strategy in the current market environment. We believe their backgrounds are particularly well suited for investing during periods of market dislocation, or significant volatility in the financial markets, where companies are navigating the impact of macroeconomic pressures. Their experience includes the execution of large portfolio purchases and the management of large pools of leveraged loans during and after the Great Financial Crisis of 2007-2008 (“GFC”). They are supported by a seasoned team of investment professionals with many years of private credit investing experience, many of whom have been with Willow Tree since shortly after its inception.
The Adviser’s diligence process and deployment strategy is further supported by operating advisors to Willow Tree who provide a local market presence throughout the country and expertise across industry sectors, including technology, business services, industrials and manufacturing, healthcare and consumer products and services (the “Operating Advisors”). Our Operating Advisors are a network of former C-suite executives, business founders, principals of private investment firms (including private equity funds), former investment bankers, industry sector thought leaders and similar individuals with whom we have developed close working relationships. Having invested for decades with both middle market and liquid credit market participants, Willow Tree senior management believes that it can leverage relationships for advantaged deployment opportunities, where relationships forged over decades with sponsors and borrowers may afford us a potential first look at new deployment opportunities providing a potential advantage over peers. In addition, Willow Tree generally does not have restrictions on the minimum size of its investment, and has few advisor conflicts or competing internal mandates that larger players in the market experience, which we believe leaves Willow Tree poised to execute on its niche strategy.
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
Our administrative and executive offices are located at 450 Park Avenue, 29th Floor, New York, NY 10022.
Formation Transactions
Prior to us electing to be regulated as a BDC (the "BDC Election"), on November 8, 2024, we entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”). Under this agreement, the Onshore Fund would merge with and into us, with us surviving the merger (the “Onshore Merger”). Before completing the Onshore Merger, the Adviser served as the investment adviser to the Onshore Fund. According to the Onshore Merger Agreement, the members of the Onshore Fund would receive approximately 0.99 shares of our common stock, par value $0.01 per share (the “Common Stock”), for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, we issued 6,939,661 shares of Common Stock and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Onshore Assets”), which had an aggregate net asset value of $108.9 million.
Contemporaneously with entering the Onshore Merger Agreement, and prior to us making the BDC Election, on November 8, 2024, we entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”). Under this agreement, the Offshore Fund would merge with and into us, with us surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Before completing the Offshore Merger, the Adviser served as the investment adviser to the Offshore Fund. According to the Offshore Merger Agreement, the members of the Offshore Fund would receive one (1) share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, we issued 4,803,384 shares of Common Stock and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Offshore Assets”), which had an aggregate net asset value of $75.4 million.
Immediately following the completion of the Mergers, our total assets were approximately $389.0 million, consisting of 99 loans to 33 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets.
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
Our Business Strategy
Investment Objective
Overview
Our investment strategy is to leverage the differentiated strengths of the Willow Tree platform to source, originate, purchase, and manage illiquid and liquid leveraged loans and provide capital solutions to borrowers in need of liquidity and strategic deleveraging capital. Specifically, we may offer deleveraging capital solutions geared towards reducing borrowers’ cash outlay to meet debt service obligations and to enhance free cash flow generation that can be reinvested into the business.
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
•Operating Advisors Support Diligence and Bespoke Local Market Origination. Willow Tree’s network of Operating Advisors provides the platform with a local market presence throughout the country. As of December 2025, the platform includes Operating Advisors based across the U.S., including Atlanta, Charleston, Charlotte, Chicago, Dallas, Detroit, Los Angeles, New Orleans, and New York. Willow Tree believes that this will enable it to build and maintain relationships with underserved financial sponsors outside the major metropolitan markets, as well as to generate what we believe to be attractive, proprietary non-sponsored investment opportunities through the fragmented and hard-to-reach universe of regional business owners, executives and intermediaries.
Portfolio Construction Considerations. In constructing a portfolio to generate what we believe to be attractive risk-adjusted returns, the Adviser will adhere to the following principles:
•Illiquid Credit. The Adviser focuses on directly originated floating rate middle market senior secured loans.
•Liquid Credit. The Adviser may, from time to time, consider opportunities in the liquid credit market to purchase broadly syndicated loans (“BSL”) when such loans are sold at discounts, which could be a result of, among other things, overall economic disruption, ratings downgrades and potential forced selling behavior within the CLO market.
•Senior Secured Loan Focus. Our focus is to invest in senior secured, floating rate middle market loans, which are loans that are secured by a pledge of collateral with a priority lien on assets upon repayment. On a selective basis, we will also potentially make junior capital investments, which are unsecured and take a subordinated position in the capital structure, in situations where the Adviser possesses a high degree of conviction, based on industry knowledge or other factors, in the attractiveness of the investment opportunity.
•Floating Rate Assets. We intend to make investments in securities primarily with floating rate structures to insulate investors from the risk of rising interest rates.
•Judicious Use of Company Leverage to Enhance Returns. We utilize modest leverage to enhance the return potential to investors but plan to target a debt-to-total equity ratio of less than 1.25:1.00.
•Emphasis on Capital Preservation. We seek to invest in middle market businesses with proven, experienced management teams and with low or manageable exposure to cyclical end markets. Downside protection may come in a variety of forms, including targeting investments where there is marketable property, plant or equipment, available working capital, or separable, non-strategic divisions or hard assets that can be monetized.
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
Investment Process
The investment process spans the entire lifecycle of an investment, from initial screening through underwriting and execution to exit. The Adviser leverages its differentiated platform to drive both sponsored and non-sponsored originations, and it employs deep-dive, private equity-style due diligence by utilizing the substantial resources of the Adviser and the

Willow Tree investment team and its Operating Advisors. The Adviser also believes that active portfolio monitoring, including regular internal investment ratings updates, will position us to generate strong risk-adjusted returns.
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
•The Adviser’s direct origination activities is led by Mr. Lower, Mr. Roche and Mr. Alex Dashiell, who are seasoned investors with broad networks in the middle market lending sector. Mr. Lower, our President and Chief Executive Officer, also serves as the Chief Executive Officer and Chief Investment Officer of the Adviser and Willow Tree, and Mr. Roche serves as the Chief Credit Officer of the Adviser and Willow Tree. Prior to joining Willow Tree, they each were instrumental in leading the origination efforts for the direct lending businesses of their respective predecessor institutions. As a founding member of the Ares private debt team, Mr. Lower was a significant contributor in driving the growth of that platform from $165 million of assets under management (“AUM”) at inception to $30.7 billion as of December 31, 2016. Mr. Roche was the head of private credit origination during the ramp up of a private BDC complex advised by Blackstone/GSO. During Mr. Roche’s tenure, this complex at Blackstone/GSO grew to become the world’s largest manager of BDCs with $17.2 billion in AUM as of December 31, 2016. Mr. Dashiell has served as Head of Origination at Willow Tree since 2020. Prior to joining Willow Tree, Mr. Dashiell served as a Managing Director in BlackRock’s Global Credit Group and Ares Management. Mr. Dashiell has been investing across the capital structure in private middle market businesses since 2007 and as a result has developed strong relationships with financial sponsors and market participants. Willow Tree believes that the origination capabilities and experience of its senior management team represent an important competitive advantage compared to other middle market direct lending businesses.

•Willow Tree’s network of Operating Advisors provides the platform with a local market presence throughout the country. As of December 31, 2025, the platform includes Operating Advisors based across the U.S., including Atlanta, Charleston, Charlotte, Chicago, Dallas, Detroit Los Angeles, New Orleans, and New York. Willow Tree believes that this will enable it to build and maintain relationships with underserved financial sponsors outside the major metropolitan markets, as well as to generate attractive, proprietary non-sponsored investment opportunities through the fragmented and hard-to-reach universe of regional business owners, executives and intermediaries.
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
Screening and Due Diligence
The Adviser’s due diligence process focuses on in-depth credit research intended (1) to evaluate investment opportunities consistent with the Adviser’s investment thesis and (2) to identify risks and opportunities that can inform transaction structuring. The Adviser’s investment professionals will conduct extensive analysis and due diligence to determine which investment opportunities exhibit strong risk-adjusted return profiles. The diligence process carried out by the Adviser’s investment professionals may include, but is not limited to, analysis of publicly available information, on‐site information gathering and analysis of company specific, sector specific and general market trends. The Adviser also leverages its network of Operating Advisors for industry and market perspectives.
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
Due Diligence. If an investment opportunity passes through the initial Deal Screening process, the Deal Team will begin a more rigorous due diligence process and maintain a dialogue with the Investment Committee about its findings at the weekly pipeline meetings. The due diligence process will typically include a combination of: (i) attending a management meeting, (ii) reviewing the contents of an electronic data room, (iii) reviewing available third-party materials (including Quality of Earnings Report, Industry Study, Legal Report, etc.), (iv) conducting customer and supplier calls whenever possible, and (v) conducting calls with industry experts (through third-party services such as Gerson Lehrman Group or Alpha Insights) or Operating Advisors.
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
Monitoring and Risk Management
The active monitoring of portfolio investments is an indispensable component of the Adviser’s overall strategy for achieving attractive risk-adjusted returns for us. The Deal Team for an investment retains responsibility for tracking the performance of that investment and providing timely updates to the Adviser’s Investment Committee. The Adviser believes that actively monitoring an investment allows the team to identify problems early and work with companies to develop constructive solutions when necessary. Its portfolio monitoring protocols are based on the conviction that optimal outcomes for lenders cannot be achieved without maintaining a deep understanding of both company-specific issues and more general industry trends.
•Analysis of Portfolio Company Reporting. The receipt and analysis of the borrower’s financial reporting package forms the basis of the Adviser’s portfolio monitoring effort. The Adviser typically receives detailed financial information either on a monthly or quarterly basis, and the Deal Team tracks the performance of the borrower against its budget for the year as well as compared to its prior year’s performance. The Deal Team also compares the borrower’s actual performance against both the borrower’s projections from the initial investment as well as the Adviser’s own underwriting forecast. This latter analysis forms the basis of the Adviser’s periodic internal investment rating discussions. When evaluating performance, the Adviser’s team emphasizes not only income statement measures such as revenue and EBITDA, but also free cash flow generation and credit statistics such as leverage, interest coverage ratio, and fixed charge coverage ratios.
•Management and/or Sponsor Dialogue. Another critical component of the Deal Team’s ongoing portfolio monitoring is frequent dialogue with management and (when applicable) the private equity sponsor. In some cases, this may take the form of a scheduled monthly or quarterly update call with a presentation, prepared remarks followed by a question and answer session. In most instances, however, the Adviser expects to have a more open dialogue with management and/or the private equity sponsor as a result of longstanding relationships with sponsors. The Adviser typically seeks to establish multiple points of contact within a borrower’s organization (e.g., CEO, CFO, and Controller) to more efficiently direct specific questions or data requests. The Adviser may also have in-person lender meetings, either on site at one of our facilities or elsewhere.
•Continuous Consultation with Experts. The Adviser continues to seek outside expert opinions and industry insights throughout its investment hold period. In addition to the review of financial reporting and discussions with management, the active monitoring of investments also includes industry research by the Deal Team and periodic calls with outside experts to help corroborate information provided by management or the sponsor. As with the underwriting of new investments, the Adviser is able to access a wide network of industry veterans through its own relationships and those of the Operating Advisor network.
•Internal Reporting. The Adviser’s portfolio monitoring process entails keeping the Investment Committee apprised of the borrower’s financial performance, including any significant deviations from the underwriting forecast at the time of the initial investment. On at least a quarterly basis, the Deal Team prepares detailed memoranda and other relevant documents for the Investment Committee’s review that provide a clear picture of the financial health of the borrower and of our investment. These documents summarizes the information gathered by the Deal Team from financial reporting and other materials provided by the borrower, conversations with management and the controlling shareholders, and any feedback from third-party experts pertaining to recent developments in the industry and the overall state of the borrower’s market and competitive landscape.
Investment Ratings.
The portfolio monitoring process includes the establishment of internal risk ratings for each investment in the portfolio and reassessment of such ratings during the investment hold period. Memoranda prepared to update the Investment Committee and document the Deal Team’s ongoing portfolio monitoring efforts will also be utilized to determine whether changes to internal risk ratings are warranted. The following risk rating scale is used:
•Investment Rating 1 is strong financial condition, trending positive.
•Investment Rating 2 is stable and performing.
•Investment Rating 3 is trending downward, but no expected principal loss.
•Investment Rating 4 is non-accrual, possible principal impairment.
All investments that carry a risk rating of 4 is reviewed at least once per month with the Adviser’s Chief Credit Officer, who is responsible for overseeing our restructuring processes. Activities relating to such investments ranges from a heightened level of interfacing with management and all other capital constituents to hiring financial and legal advisers in furtherance of a balance sheet restructuring. When deemed necessary, the Adviser professionals may participate as members or leaders of ad hoc creditors’ committees and/or be called upon to testify in bankruptcy court on behalf of a certain class of creditors.
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
Payment of the Company’s Expenses
All investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine compensation-related overhead expenses of such personnel allocable to these services, are provided and paid for by the Adviser and/or its affiliates, and not by us. We bear all other out-of-pocket costs and expenses of its operations and transactions, including, without limitation, those relating to:
•all direct and indirect costs and expenses incurred by the Adviser for office space rental, office equipment, utilities and other non-compensation related overhead allocable to performance of investment advisory services under the Investment Management Agreement by the Adviser, including the costs and expenses of due diligence of potential investments, monitoring performance of our investments, serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of our investments and disposing of investments;
•organizational and offering expenses;
•expenses incurred in valuing our assets and computing our net asset value (“NAV”) per share (including the cost and expenses of any independent valuation firm);

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
Distributions; Dividend Reinvestment Program
We have adopted a dividend reinvestment plan ("DRIP") that provides for reinvestment of our dividends and other distributions on behalf of our shareholders, unless a shareholder elects to receive cash as provided below. As a result of adopting such a plan, if our Board authorizes, and we declare, a cash dividend or distribution, our shareholders who have not opted out of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of our Common Stock, rather than receiving cash. No action will be required on the part of a registered shareholder to have his or her cash dividends and distributions reinvested in shares of our Common Stock. A registered shareholder could instead elect to receive a dividend or distribution in cash by notifying the Adviser in writing, so that such notice is received by the Adviser no later than 10 days prior to the record date for distributions to the shareholders. The Adviser will set up an account for shares of our Common Stock acquired through the DRIP for each shareholder who does not elect to receive dividends and distributions in cash and hold such shares of Common Stock in non-certificated form. Those shareholders whose shares of Common Stock are held by a broker or other financial intermediary could receive dividends and distributions in cash by notifying their broker or other financial intermediary of their election. There will be no brokerage charges or other charges to shareholders who participate in the plan.
The number of shares of our Common Stock to be issued to a shareholder under the DRIP will be determined by dividing the total dollar amount of the distribution payable to such shareholder by the NAV per share, as of the last day of the calendar quarter immediately preceding the date such distribution was declared. We intend to use newly issued shares of Common Stock to implement the DRIP.

The DRIP will be terminable by us upon notice in writing mailed to each shareholder of record at least 30 days prior to any record date for the payment of any distribution by us.
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
Term
We have entered the Investment Management Agreement, dated as of November 8, 2024 with the Adviser. The Investment Management Agreement initially has a term of two years. Thereafter, the Investment Management Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of directors who are not "interested persons" as such term is defined in Section 2(a)(19) of the 1940 Act (the "independent directors").
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
In addition, pursuant to the terms of the Administration Agreement, Willow Tree may delegate its obligations under the Administration Agreement to an affiliate or to a third party, and we will reimburse Willow Tree for any services performed for us by such affiliate or third party. To the extent that Willow Tree outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without profit to Willow Tree. Willow Tree entered into a Sub-Administration agreement with State Street Bank and Trust Company on November 8, 2024.
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
The Administration Agreement provides that the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with any of them, including the Adviser (the "Indemnified Parties"), are not liable to us for any action taken or omitted to be taken by the Administrator in connection with the performance of the Administrator's duties or obligations under the Administration Agreement or otherwise as our administrator and we shall indemnify, defend and protect such Indemnified Parties, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or our right or our shareholders) arising out of or otherwise based upon the performance of any of the Administrator’s duties or obligations under this Agreement or otherwise as administrator for us, subject to certain exceptions.
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
Resource Sharing Agreement
The Adviser has entered into the Resource Sharing Agreement with Willow Tree, pursuant to which Willow Tree makes available to the Adviser certain of its employees, facilities, premises and systems to conduct its business.
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
Beginning in the second quarter after the one-year anniversary of the date of the BDC Election, we intend to conduct quarterly tender offers to repurchase up to 5% quarterly (up to 20% annually) of the value of our outstanding shares of Common Stock (the “Share Repurchase Program”), subject to certain restrictions and limitations, including the approval of our Board; provided, however, that the shares of Common Stock held by certain anchor investors (the “Anchor Investors”) may be subject to lock-up periods, during which there will be no liquidity available in respect of any shares of Common Stock held by the Anchor Investors (each, a “Lock-up Period”). Additionally, we may, from time to time, undertake special tender offers to repurchase amounts in excess of 5% of the value of our outstanding shares of Common Stock, subject to certain restrictions and limitations. Any such repurchases are subject to approval by the Board, in its discretion, and the availability of cash to fund such repurchases. The Board may amend, suspend or terminate the Share Repurchase Program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act, and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer thereafter will be authorized and unissued shares.
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
Determination of Net Asset Value
Our Board determines the NAV per share quarterly. The NAV per share is equal to the value of total assets minus liabilities divided by the total number of shares of our Common Stock outstanding at the date as of which the determination is made.
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
As part of the valuation process, our Board takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our Board considers whether the pricing indicated by the external event corroborates its valuation.
Our Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, our quarterly valuation process begins with each portfolio company or investment being initially valued by the respective Willow Tree’s valuation team. Preliminary valuations are then reviewed and discussed with the principals of Willow Tree. Separately, an independent valuation firm engaged by our Board will provide third party valuation consulting services with respect to our investments at least twice annually for all investments held in the portfolio for at least six months.
•Preliminary valuation conclusions will be documented and discussed with Willow Tree’s valuation committee. Agreed upon valuation recommendations will be presented to the audit committee of our Board (the "Audit Committee");
•The Audit Committee will review the valuation recommendations and recommend values for each investment to our Board; and
•Our Board will review the recommended valuations and determine the fair value of each investment.
•Our Board will conduct this valuation process on a quarterly basis.

We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America ("GAAP") and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by the Board, which is consistent with ASC 820. Under the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.
Regulation as a BDC
The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
SEC Reporting
We are subject to the reporting requirements of the Exchange Act, which includes annual and quarterly reporting requirements.
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
Code of Conduct and Code of Ethics
We expect each of its officers and directors, as well as any person affiliated with its operations, to act in accordance with the highest standards of personal and professional integrity at all times and to comply with our policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, we have adopted a Code of Conduct pursuant to the Sarbanes-Oxley Act of 2002 (the “SOX Code of Conduct”), which applies to our Chief Executive Officer and Chief Financial Officer. There have been no material changes to the SOX Code of Conduct or material waivers of the SOX Code of Conduct. Requests to receive a copy of the SOX Code of Conduct may be made in writing addressed to Willow Tree Capital Corporation, Attn: Secretary, 450 Park Avenue, 29th Floor, New York, NY 10022.
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
Affiliated Transactions
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates, including our officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of the members of board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than pursuant to current regulatory guidance). On December 16, 2025, we, our Adviser and certain of its affiliates were granted a new order for exemptive relief (the "Order") that supersede the prior order for exemptive relief by the SEC for us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.

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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us. This discussion is based on the provisions of the Code and the regulations of the U.S. Department of Treasury promulgated thereunder, or “U.S. Treasury Regulations,” each as in effect as of the date of this Annual Report.
These provisions are subject to differing interpretations and change by legislative or administrative action, and any change may be retroactive. This discussion does not constitute a detailed explanation of all U.S. federal income tax aspects affecting us. This discussion also does not address any aspects of U.S. federal estate or gift tax, or foreign, state or local tax.
U.S. Federal Income Taxation of the Company.
We have elected to be treated, and intend to qualify annually, as a RIC under the Code, however no assurance can be given that we will be able to maintain our RIC treatment. As a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our shareholders as dividends.
To qualify as a RIC for U.S. federal income tax purposes, we must, among other things, satisfy the domestic corporation requirement, registration requirement, election requirement, source-of-income requirement, and asset diversification requirement, each of which is discussed below. In addition, in order to qualify as a RIC for U.S. federal income tax purposes, we generally must satisfy the Distribution Requirement, which is also discussed below.
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
While we may plan to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in entirely avoiding the imposition of this tax. In that case, we will be liable for the 4% U.S. federal excise tax only on the amount by which we do not meet the Excise Distribution Requirement.
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
Failure to Qualify as a RIC for U.S. Federal Income Tax Purposes
We have elected to be treated as a RIC for U.S. federal income tax purposes, and we intend to qualify as a RIC annually thereafter; however, no assurance can be provided that we will qualify as a RIC for any given taxable year. If we fail to satisfy either the Source-of-Income Requirement or the Asset Diversification Requirement for any taxable year, we may nevertheless continue to qualify as a RIC for such year, if certain relief provisions are applicable (which may, among other things, require us to pay certain U.S. federal income taxes at corporate rates or to dispose of certain assets). If we were unable to qualify for treatment as a RIC for U.S. federal income tax purposes and the foregoing relief provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our shareholders. In such case, distributions would not be required to be paid, and any distributions that are paid would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividends received deduction with respect to such dividends, and our non-corporate shareholders generally would be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. The amount of any distribution in excess of our current and accumulated earnings and profits would first be treated as a return of capital to the extent of the shareholder’s adjusted tax basis in its shares, and the amount of any distribution that is not a dividend and that exceeds the shareholder’s adjusted tax basis in its shares would be treated as gain from the sale or exchange or property. To requalify as a RIC for U.S. federal income tax purposes in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in appreciation on the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC.
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
Risks Related to Our Business and Structure
•We have a limited operating history, as does the Adviser.
•Our investment strategy depends on the Adviser.
•Our financial condition and results of operations depend on the Adviser’s ability to effectively manage and deploy capital.
•The compensation we pay to the Adviser was not determined on an arm's-length basis. Thus, the terms of such compensation may be less advantages to us than if such terms had been the subject of arm's-length negotiations.
•Our Incentive Fee may induce the Adviser to purchase assets with borrowed funds and to pursue speculative investments and to use leverage when it may be unwise to do so.
•Capital commitment investors may face negative consequences if they default on their capital commitments.
•There is no or limited availability of insurance against certain catastrophic losses.

•Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
•We are subject to risks associated with a breach in cybersecurity.
•Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
•We are subject to risks associated with artificial intelligence and machine learning technology.
•We may have difficulty sourcing investment opportunities.
•We generally will not control the business operations of our portfolio companies.
•We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.
•Provisions in a credit facility or other borrowings may limit discretion in operating our business and defaults thereunder may adversely affect our business, financial condition, results of operations and cash flows.
•Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•Compliance with the privacy laws to which we are subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action being taken and/or could negatively impact the business, financial condition and operating results of us or our portfolio companies.
Risks Related to the Adviser and its Affiliates
•We are subject to conflicts of interest with our Adviser and its affiliates.
•Our Adviser may face conflicts of interests caused by compensation arrangements with us, which could result in increased risk-taking or speculative investments or cause our Adviser to use substantial leverage.
•The time and resources that individuals associated with our Adviser devote to us may be diverted.
•Conflicts of interest may exist with respect to our Adviser's selection of service providers.
•We rely on the relationships Willow Tree has with third parties.
•Our Adviser experiences conflicts of interest in the management of our business affairs relating to its allocation of investments.
•Our Adviser's allocation of co-investment opportunities may result in conflicts of interest.
•Our Adviser reserves the right to structure the terms of co-investment opportunities.
•We may experience potential conflicts due to our Adviser's overlapping client investments.
•We may bear broken deal expenses in connection with co-investments.
•Our Adviser's liability is limited under the Investment Management Agreement, and we are required to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

•Our Adviser and its affiliates have existing relationships that may influence whether or not our Adviser undertakes particular investments.
•Our access to confidential information may restrict our ability to take action with respect to some investments, which in turn, may negatively affect our results of operations.
•We may be subject to risks involved with investment through CLOs and other SPVs.
•We may be subject to risks associated with securitization of investments through CLOs to obtain leverage.
•Distributions on CLO securities may be affected by yield, maturity, distributions and other performance considerations.
•CLO securities are illiquid and may lack a liquid trading market, which may negatively impact our operations.
•Our ability to enter into transactions with our affiliates is restricted.
•We may be subject to risks on investments with unaffiliated third parties.
•We may make investments that could give rise to a conflict of interest.
•Investment by Willow Tree employees in the Company may give rise to conflicts of interest.
•Our Adviser's failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on our Adviser, and thus, us.
•Our ability to achieve our investment objective depends on the Adviser's ability to manage and support our investment process.
•The Adviser and its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.
•We will be obligated to pay the Adviser an Incentive Fee even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interset income is not payable in cash.
•The recommendations given to us by the Adviser may differ from those rendered to their other clients.
•There are risks associated with any potential merger with or purchase of assets of another fund.
•Our Administrator can resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.
•Any sub-administrator that the Administrator engages to assist the Administrator in fulfilling its responsibilities could resign from its role as sub-administrator, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.
Risks Related to Economy
•As a BDC, we may face risks during periods of disruption and instability in capital markets.
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•Public health emergencies and outbreaks of existing or new epidemic diseases could have a significant adverse effect on our business, financial condition and results of operations.
•Adverse global economic conditions could harm our business and financial condition.
•Inflation may adversely affect our business.
•Trade negotiations and related government actions may create regulatory uncertainty for the portfolio companies and our investment strategy and adversely affect the profitability of the portfolio companies.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
•Downgrades of U.S. credit rating and government shutdowns could negatively impact our liquidity, financial condition and earnings.
•Increased global unrest, terrorist attacks, acts of war, global health emergencies or natural disasters impact the business in which we invest, and harm our business, operating results and financial conditions.
Risks Related to Our Investments
•The success of our activities will be affected by general economic and market conditions, including but not limited to interest rates, commodity prices, availability of credit, credit defaults, inflation rates and economic uncertainty.
•We are subject to risks that Financial Institutions may experience Distress Events.
•Fluctuations in the market prices of securities may effect the value of our investments.
•Our investment strategy is subject to general risks related to lending, secured lending and loan origination.
•We may rely on the ability of our Adviser to make investments consistent with our investment objective and policies.
•Our investment in healthcare providers and services industry face considerable uncertainties.
•Our investment in the commercial services and supplies industry face considerable uncertainties.
•We may be competing for investments with many other investors, including BDCs, private equity funds, hedge funds, CLOs and other institutional investors.
•Our Adviser endeavors to diversify our investments, but may face difficulties involving potentially limited number of investments.
•We rely on our Adviser to perform due diligence and research related to our investments.
•Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•We may be subject to risks related to fraud.
•Defaults by our portfolio companies may harm our operating results.
•We may be subject to risks related to calls and prepayments that could adversely impact our results of operations.
•We may acquire investments subject to contingent liabilities and indemnification.
•Our investments in smaller issuers may involve higher risk than well-established companies.
•The success of portfolio companies may depend on the portfolio company's management.
•We may invest in highly leveraged portfolio companies.
•Our portfolio companies face operating and financial risks.
•There is uncertainty with financial projections regarding portfolio companies.
•Our illiquid investments and long-term investments may lead to uncertain exit strategies.
•There can be no assurance that we will be able to maintain adequate financing arrangements.
•We may be subject to risk of litigation.
•We trade in privately placed debt investments of private companies.
•Our portfolio companies may become publicly traded and subject to risks inherent to investing in public companies.
•Our leveraged loans and high-yield instruments have more credit risk and higher price volatility than investment grade bonds and loans.

•We may own secured loans, which involves risk of a loss of capital.
•We may be subject to risks associated with unitrache and mezzanine debt securities.
•We may be subject to risks associated with syndicated debt, loan participations and secondary market investments.
•Our investments may be involved in distressed situations or restructuring.
•We may be subject to risks in our investments in structured equities.
•Our investments in Equity Items may be subject to substantial risks.
•We may invest in corporate bonds and risk that the issuers of the corporate bond may not be able to meet their obligations.
•We may have investments that are rated below investment grade.
•We may be subject to risks associated with currency and exchange rates.
•Our Adviser may participate in limited hedging.
•We may be subject to risks in our investment in junior securities.
•We may be subject to risks associated with purchasing portfolios of investments.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.
•We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient, or if the portfolio company has debt that ranks equally with, or senior to, our investments.
•We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences, or we could become subject to lender liability claims.
•If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
•We and/or our portfolio companies may be materially or adversely impacted by global climate change.
•We may not have the funds or ability to make additional investments in our portfolio companies.
•The prices of the debt instruments and other securities in which we invest may decline substantially.
•To the extent original issue discount (OID) and payment-in-kind (PIK) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
Risks Related to Legal, Tax and Regulatory Risks.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Impact of changes in U.S. federal income tax laws are uncertain.
•We may be required to withhold U.S. federal tax with respect to non-U.S. Shareholders.
•As a BDC, we are subject to the 1940 Act.
•There can be no assurances that our underlying assets will not be treated as Plan Assets.
•We and/or our Adviser may be required to obtain licenses or authorizations to engage in certain type of lending activities.

Risks Related to Business Development Companies
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify as a RIC.
•Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
•Our shareholders could receive shares of our Common Stock as dividends, which could result in adverse tax consequences to them.
•Regulations governing the operations of BDCs will affect our ability to raise additional capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.
•The 1940 Act permits us to incur additional leverage with certain consents.
•We may have difficulty paying our required distributions, if we recognize income for U.S. federal income tax purposes before or without receiving cash representing such income.
•Unrealized depreciation on our loan portfolio indicating future realized losses and reduction in income available for distribution.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•Failure to maintain our status as a BDC would reduce our operating flexibility.
•For any period that we do not qualify as a “publicly-offered regulated investment company,” as defined in the Code, shareholders will be taxed as though they received a distribution of some of our expenses.
Risks Related to our Common Stock
•Our Common Stock are an illiquid investment for which there will not be a secondary market, nor is it expected that any such secondary market will develop in the future.
•Our Common Stock have not, and will, not be registered under the Securities Act or under any state securities law.
•We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.
•Shareholders will be obligated to fund drawdowns and may need to maintain a substantial portion of their Capital Commitments in assets that can be readily converted to cash.
•Shareholders who default on their Capital Commitment to us will be subject to significant adverse consequences.
•The fiduciary of any investor governed by the fiduciary rules under ERISA, Section 4975 of the Code or the provisions of any other applicable federal, state, local, non-U.S., or other laws or regulations that are similar to Title I of ERISA or Section 4975 of the Code (collectively, “Similar Laws”) must determine that an investment in the Company is appropriate for such investor.
•Investing in our Common Stock may involve a high degree of risk.
•The amount of any distributions we may make on our Common Stock is uncertain. We may not be able to pay distributions, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and we may use offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
•A shareholders's interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

•Certain provisions of our Articles of Amendment and Restatement (the "Charter") and actions of our Board could deter takeover attempts and have an adverse impact on the value of shares of our Common Stock.
•The net asset value of our Common Stock may fluctuate significantly.
•Shareholders will experience dilution in their ownership percentage if they do not elect to reinvest their distributions.
•If we issue preferred stock or convertible debt securities, the net asset value of our Common Stock may become more volatile.
•Preferred stock could be issued with rights and preferences that would adversely affect holders of our Common Stock, including the right to elect certain members of our Board and have class voting rights on certain matters.
General Risks
•We may experience fluctuations in our operating results.
•We will expend significant financial and other resources to comply with the requirements of being a reporting entity under the Exchange Act.
•We do not currently have comprehensive documentation on our internal controls.
•We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
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
We have a limited operating history and we have limited financial information on which a prospective investor can evaluate an investment in us or our prior performance. As a result, we are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences, including investment and financial experience of the investment team will increase the likelihood that the Adviser will be able to manage us successfully, there can be no assurance that this will be the case.
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
Our investment strategy depends on the Adviser.
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
Capital commitment investors may face negative consequences if they default on their capital commitments.
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
There is no or limited availability of insurance against certain catastrophic losses.
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
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers. Although the current administration and the current leadership of the SEC have indicated that they intend to modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to sustainability investing and cybersecurity, the administration has also proposed new rules aimed at increasing transparency and accountability, such as expanded disclosure requirements for private fund advisers and enhanced oversight of investment practices involving AI technologies and digital assets. This enforcement activity and the evolving regulatory landscape have caused, and could further cause us to reevaluate certain practices and adjust our compliance control function as necessary and appropriate.
We are subject to risks associated with a breach in cybersecurity.
We and our service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from cyber-attacks and hacking by other computer users, and to avoid the resulting damage and disruption of hardware and software systems, loss or corruption of data, and/or misappropriation of confidential information. In general, cyber-attacks are deliberate, but unintentional events may have similar effects. Cyber-attacks may cause losses to us or the shareholders by interfering with the processing of investor transactions or impeding or sabotaging Company investment and/or asset management activity. We may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Adviser and us to civil liability as well as regulatory inquiry or action. Shareholders could be exposed to additional losses because of unauthorized use of their personal information. While the Adviser has established business continuity plans and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks have not been identified, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyberattacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business.
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
In addition, cybersecurity is a priority for regulators in the U.S. and around the world. The SEC has adopted rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies. In addition, the SEC requires public companies to disclose material cybersecurity incidents on Form 8-K and provide periodic disclosure regarding their cybersecurity risk management, strategy, and governance in annual reports. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to us as it includes investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including our increased costs for cybersecurity training and management, a portion of which may be allocated to us. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
We are subject to risks associated with artificial intelligence and machine learning technology.
There continues to be significant evolution and developments in artificial intelligence and machine learning technology may pose risks to our Company and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.
Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users. The rapid evolution and scale of artificial intelligence technologies may also increase the likelihood or effectiveness of a cyberattack against us, the Adviser, or our third-party service providers. For example, artificial intelligence-enabled fraud can materially impact the effectiveness of our traditional cybersecurity controls by accelerating and scaling social engineering, creating realistic synthetic documents, and defeating common authentication methods.
Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.
In addition, regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as ours. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the EU. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations. Uncertainty in the legal and regulatory regime relating to artificial intelligence, such as evolving review by the SEC, the U.S. Federal Trade Commission, and other U.S. and non-U.S. agencies and regulators, may require significant resources to modify and maintain business practices to comply with such regulations.Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is not yet known what future risks that may arise from such developments.
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
The following table illustrates the effect of leverage on returns from an investment in our Common Stock assuming various annual returns on our portfolio, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	—%	5%	10%
Corresponding Return to Common Shareholder (1)	-31.9%	-20.5%	-9.1%	2.3%	13.7%
(1)Assumes, as of December 31, 2025, (i) $941.9 million in total assets, (ii) $531.2 million in debt outstanding, (iii) $387.6 million in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 6.64%.
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
There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and make. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board. Our Board values our investments, no less frequently than quarterly, including with the assistance of one or more independent valuation firms. As part of the valuation process, the Board, takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.
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
We are subject to conflicts of interest with our Advisor and its affiliates.
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
Our Adviser may face conflicts of interests caused by compensation arrangements with us, which could result in increased risk-taking or speculative investments or cause our Adviser to use substantial leverage.
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
The time and resources that individuals associated with our Adviser devote to us may be diverted.
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
Conflicts of interest may exist with respect to our Adviser's selection of service providers.

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
We rely on the relationships Willow Tree has with third parties.
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
Our Adviser experiences conflicts of interest in the management of our business affairs relating to its allocation of investments.
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
Our Adviser's allocation of co-investment opportunities may result in conflicts of interest.
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
Our Adviser reserves the right to structure the terms of co-investment opportunities.
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
We may experience potential conflicts due to our Adviser's overlapping client investments.

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
We may bear broken deal expenses in connection with co-investments.
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
Our Adviser's liability is limited under the Investment Management Agreement, and we are required to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
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
Our Adviser and its affiliates have existing relationships that may influence whether or not our Adviser undertakes particular investments.
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
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

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
We may be subject to risks involved with investment through CLOs and other SPVs.
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
We may be subject to risks associated with securitization of investments through CLOs to obtain leverage.
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
Distributions on CLO securities may be affected by yield, maturity, distributions and other performance considerations.
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
CLO Securities are illiquid and may lack a liquid trading market, which may negatively impact our operations.
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
Our ability to enter into transactions with our affiliates is restricted.
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
In situations when co-investment with the Adviser or its affiliates’ other clients is not permitted under the 1940 Act and related rules, or existing or future staff guidance, the Adviser will need to decide which client or clients will proceed with the investment. Generally, we would not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we would not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
On December 16, 2025, we, our Adviser and certain of its affiliates were granted the Order that supersede the prior order for exemptive relief by the SEC for us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Order unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
If the Adviser manages certain other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures.
We may be subject to risks on investments with unaffiliated third parties.
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
We may make investments that could give rise to a conflict of interest.
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
Investment by Willow Tree employees in the Company may give rise to conflicts of interest.
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
Our Adviser's failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on our Adviser, and thus, us.
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
Risks Related to the Economy
As a BDC, we may face risks during periods of disruption and instability in capital markets..
As a BDC, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, significant write-offs, the re-pricing of credit risk and the failure of major financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt an d equity capital for the market as a whole and financial services firms in particular. Global markets have experienced heightened volatility in recent periods and there can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the ongoing conflicts between Ukraine and Russia, the ongoing turmoil in Europe, the Middle East and South America, and health epidemics and pandemics, rising interest rates or renewed inflationary pressure.
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
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
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
Public health emergencies and outbreaks of existing or new epidemic diseases could have a significant adverse effect on our business, financial condition and results of operations.
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
Adverse macroeconomic development, including without limitation, inflation, slowing growth, rising interest rates or recession, could negatively affect our business and financial condition. These developments or other global events, including those related to the conflict between Ukraine and Russia and the current conflicts in the Middle East, have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending and have other unforeseen consequences. For example, in response to increasing inflation, the U.S. Federal Reserve began to raise interest rates from March 2022 to July 2023, the Federal Reserve periodically raised interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. The Federal Reserve cut its benchmark rate three times in 2024 and for three consecutive quarters in 2025, then held interest rates steady in February 2026, bringing the benchmark rate to the 3.50% to 3.75% range. While Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. It is difficult to predict the impact of such events on our portfolio companies or economic markets more broadly and the effectiveness of those actions. Adverse economic conditions, including inflation, may also increase the costs of operating our business.
Inflation may adversely affect our business.
Inflation and fluctuations in inflation rates have had in the past, and may in the future have, adverse effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can adversely impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have adverse effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Company’s returns.
Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have led, and may in the future lead, to a rise in energy prices. Inflation may continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy continues to tighten in response. Ongoing inflationary pressures could affect our portfolio companies’ profit margins.
Trade negotiations and related government actions may create regulatory uncertainty for the portfolio companies and our investment strategy and adversely affect the profitability of the portfolio companies.
In recent years, the U.S. government has indicated its intent, and taken actions to renegotiate or potentially terminate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. For example, the current U.S. presidential administration has imposed significant increases to tariffs on goods imported into the U.S., including from China, Canada, and Mexico. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Existing, new, or increased tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions, which could cause the net asset value of our Common Shares to decline. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court's decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA. These developments, or the continued uncertainty relating to U.S. trade policies, may further increase market volatility and have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the conflicts in the Middle East, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
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
Downgrades of U.S. credit rating and government shutdowns could negatively impact our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating of the United States. In August 2023, Fitch Ratings Inc. lowered its grade on the U.S. government’s debt from AAA to AA+. Additionally Moody's lowered the U.S. government's credit rating outlook from "stable" to "negative" in November 2023 and subsequently downgraded the U.S. government's long-term issuer and senior unsecured ratings from Aaa to Aa1 in May 2025. There is no guarantee that there will not be a further downgrade in the future.
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
Increased global unrest, terrorist attacks, acts of war, global health emergencies or natural disasters impact the business in which we invest, and harm our business, operating results, and financial conditions.
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
Risks Related to Our Investments
The success of our activities will be affected by general economic and market conditions, including but not limited to interest rates, commodity prices, availability of credit, credit defaults, inflation rates and economic uncertainty..
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
We are subject to risks that Financial Institutions may experience Distress Events.
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

Fluctuations in the market price of securities may affect the value of our investments.
General fluctuations in the market prices of securities may affect the value of our investments. Instability in the securities markets may also increase the risks inherent in our portfolio investments. The ability of portfolio companies to refinance debt securities may depend on their ability to sell new securities in the public high-yield debt market or otherwise.
Our investment strategy is subject to general risks related to lending, secured lending and loan origination.
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
We may rely on the ability of our Adviser to make investments consistent with our investment objective and policies.
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
Our investments in the healthcare providers and services industry face considerable uncertainties.
As of December 31, 2025, our investments in healthcare providers and services represents 25.38% of our portfolio at fair value. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules or changes in administration of such laws and rules could force our portfolio companies engaged in healthcare to change reserve levels or change how they do business, and could also restrict revenue, increase costs and impact liquidity.Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.
Our investments in the commercial services and supplies industry face considerable uncertainties.
As of December 31, 2025, our investments in commercial services and supplies industry represents 16.22% of our portfolio at fair value. There are unique risks in investing in companies in the commercial services and supply industry and a downturn in the industry could significantly impact the aggregate returns we realize. For example, the operating results and financial condition of our portfolio companies in the commercial services and supplies industry could be adversely affected due to a number of factors, including but not limited to a decrease in demand for their services or supplies relating to seasonality or market forces, termination of contracts with, or other disruptions in or decay of relationships with, their customers or other third parties, such as third-party suppliers or manufacturers, and various other factors. Some market forces that could adversely affect the operating results and financial condition of our portfolio companies in the commercial services and supplies industry may be particular to our specific portfolio companies as a result of direct competition or other factors. In addition, there are risks involved with sales, marketing, managerial and related capabilities of our portfolio companies in the commercial services and supplies industry. For example, recruiting and training a workforce is expensive and time-consuming and could delay the provision of commercial services, result in diminished services, or delay the delivery of supplies.
We likely will have little control over the risks that face our portfolio companies in the commercial services and supplies sector, and any of these companies may fail to devote the necessary resources and attention to sell and market their services or products effectively, which could render them unable to generate revenues and reach or sustain profitability. Any of these factors could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
We may be competing for investments with many other investors, including BDCs, private equity funds, hedge funds, CLOs and other institutional investors.
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
Our Adviser endeavors to diversify our investments, but may face difficulties involving potentially limited number of investments.
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
We rely on our Adviser to perform due diligence and research related to our investments.

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
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Rule 18f-4 requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
We may be subject to risks related to fraud.
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
Defaults by our portfolio companies may harm our operating results.
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
We may be subject to risks related to calls and prepayments that could adversely impact our results of operations.
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
We may acquire investments subject to contingent liabilities and indemnification.
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
Our investments in smaller issuers may involve higher risk than well-established companies.
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
The success of portfolio companies may depend on the portfolio company's management.
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
We may invest in highly leveraged portfolio companies.
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
Our portfolio companies face operating and financial risks.
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
There is uncertainty with financial projections regarding portfolio companies.
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
Our illiquid investments and long-term investments may lead to uncertain exit strategies.
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
There can be no assurance that we will be able to maintain adequate financing arrangements.
There can be no assurance that we will be able to maintain adequate financing arrangements under all market circumstances. The imposition of financial limitations or restrictions could compel us to liquidate all or part of our portfolio at disadvantageous prices. The financing available to us from banks, dealers and other counterparties is likely to be restricted in disrupted markets.
We may be subject to risk of litigation.
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
We trade in privately placed debt investments of private companies.
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
Our portfolio companies may become publicly traded and subject to risks inherent to investing in public companies.
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
Our leveraged loans and high-yield instruments have more credit risk and higher price volatility than investment grade bonds and loans.
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
We may own secured loans, which involves risk of a loss of capital.
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
We may be subject to risks associated with unitranche and mezzanine debt securities.

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
We may be subject to risks associated with syndicated debt, loan participations and secondary market investments.
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
Our investments may be involved in distressed situations or restructuring.
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
We may be subject to risks in our investments in structured equities.
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
Our investments in Equity Items may be subject to substantial risks.

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
We may invest in corporate bonds and risk that the issuers of the corporate bond may not be able to meet their obligations.
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
We may have investments that are rated below investment grade.
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
We may be subject to risks associated with currency and exchange rates.
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
Our Adviser may participate in limited hedging.

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
We may be subject to risks in our investment in junior securities.
Certain of the securities in which we may invest may be among the most junior in a portfolio company’s capital structure and, thus, subject to the greatest risk of loss. In such cases, there will be no collateral to protect our investment once made.
We may be subject to risks associated with purchasing portfolios of investments.
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
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
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
Risks Related to Legal, Tax and Regulatory Risks
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our operations may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. For example: in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
These changes could result in material differences to the strategies and plans described herein and may result in a shift in investment focus. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.
Impact of changes in U.S. federal income tax laws are uncertain.
In general, legislative or other actions relating to U.S. federal income taxes could have an adverse effect on us, our investors, or investments. The rules addressing U.S. federal income taxation are constantly under review by persons involved in the legislative process, by the IRS, and the U.S. Treasury Department. Recent legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our shareholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our shareholders of such qualification, or could have other adverse consequences. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) into law. Further, on July 4, 2025, the United States enacted “An Act to Provide for reconciliation Pursuant to Title II of H. Con. Res. 14” (known as the “One Big Beautiful Bill”), which includes significant amendments to the Code. At this time, we cannot predict with certainty how the U.S. federal income tax provisions of the Inflation Reduction Act and the One Big Beautiful Bill might affect us, our investors, or investments. Investors are urged to consult with their tax advisor with respect the status of any legislative, regulatory, or administrative developments and proposals regarding U.S. federal income taxation and the potential impact that such developments or proposals may have on an investment in us.
We may be required to withhold U.S. federal tax with respect to Non-U.S. shareholders.
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
As a BDC, we are subject to the 1940 Act.
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
There can be no assurances that our underlying assets will not be treated as Plan Assets.
The Adviser limits investment by Benefit Plan Investors in order to avoid our assets from being treated as Plan Assets. Accordingly, we do not anticipate that we or the Adviser will be subject to the fiduciary and other requirements of ERISA, the prohibited transaction rules of ERISA or the Code, or any related requirements with respect to any Benefit Plan Investor. However there can be no assurance that, notwithstanding the efforts of the Adviser, that our underlying assets will not be treated as Plan Assets. If we were at any point treated as holding Plan Assets, the activities of such Company would become subject to the fiduciary responsibility provisions of ERISA and the prohibited transaction provisions of ERISA and the Code, and the operations and investments of such Company may be limited as a result, resulting in a lower return to such Company than might otherwise be the case. Further, in the absence of compliance with ERISA and the prohibited transaction rules of the Code, the Managing Member and the Adviser could be exposed to litigation, penalties and liabilities which might adversely affect their ability to fully satisfy their obligations to us.
We and/or our Adviser may be required to obtain licenses or authorizations to engage in certain types of lending activities.
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
Risks Related to Business Development Companies
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify as a RIC.
Although we have elected to be treated as a RIC, and intend to qualify annually, for U.S. federal income tax purposes, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC for U.S. federal income tax purposes. To obtain and maintain our qualification as a RIC for U.S. federal income tax purposes, we generally must satisfy certain requirements, including the asset diversification requirement, which is discussed below. In addition, in order to qualify for pass-through treatment under Subchapter M of the Code, we generally must satisfy the distribution requirement, which is also discussed below.
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
Regulations governing the operations of BDCs will affect our ability to raise additional capital as well as our ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.
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
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
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
Failure to maintain our status as a BDC would reduce our operating flexibility.
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
Risks Related to our Common Stock
Our Common Stock are an illiquid investment for which there will not be a secondary market, nor is it expected that any such secondary market will develop in the future.
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
Our Common Stock have not, and will, not be registered under the Securities Act or under any state securities law.
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
Investing in our Common Stock may involve a high degree of risk.
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
As a BDC, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, and may require significant expenditures, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We also expect to incur significant additional annual expenses related to these steps, and, among other things, directors’ and officers’ liability insurance, director fees, reporting requirements to the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and other similar expenses. We cannot be certain when these activities will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
ITEM 3. LEGAL PROCEEDINGS
Neither we nor the Adviser are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses, as of December 31, 2025. We and the Adviser may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We do not intend to list our shares on a national securities exchange, and the Board does not expect to complete a liquidity event within any specific time period, if at all.
Our outstanding shares of Common Stock will be offered and sold in transactions exempt from registration under the Securities Act under section 4(a)(2) and Regulation D and Regulation S. Each purchaser will be required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of common stock sold outside the United States, is not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) is acquiring the common stock purchased by it for investment and not with a view to resale or distribution.
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
Holders
As of March 24, 2026, there were 40 holders of record of our Common Stock.
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
6/10/2025	6/10/2025	6/17/2025	$0.30	$5,409
8/20/2025	8/20/2025	8/26/2025	0.36	7,345
11/3/2025	11/3/2025	11/19/2025	0.39	8,063
12/22/2025	12/22/2025	1/26/2026	0.44	9,221
			$1.49	$30,038
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.
Repurchases of Shares of Common Stock by the Issuer and Affiliated Purchasers
We did not conduct any repurchases of our shares of Common Stock during the year ended December 31, 2025.
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
Overview of Our Business
Willow Tree Capital Corporation (the "Company," "we," "us" or "our") was formed on June 29, 2022 as a Maryland corporation. The Company invests primarily in floating rate middle market senior secured loans. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated, and intends to qualify annually, for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”). The Adviser is an investment adviser that is registered with the SEC under the Advisers Act of 1940, as amended. As an externally managed BDC, we do not have any employees, and our investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. We pay the Adviser for investment and management services pursuant to the terms of the Investment Management Agreement. Willow Tree Credit Partners LP (the "Administrator") serves as our administrator. The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into a sub-administration agreement with State Street Bank and Trust Company ("State Street") pursuant to which State Street will receive compensation for its services.
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
Formation Transaction
Prior to the Company electing to be regulated as a BDC (the "BDC Election"), on November 8, 2024, the Company entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”), under which the Onshore Fund would merge with and into the Company, with the Company surviving the merger (the “Onshore Merger”). Before completing the Onshore Merger, the Adviser served as investment adviser to the Onshore Fund. According to the Onshore Merger Agreement, the members of the Onshore Fund would receive approximately 0.99 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result of the Onshore Merger, the Company issued 6,939,661 shares of Common Stock, and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets (collectively, the “Onshore Assets”), which assets had an aggregate net asset value of $108.9 million.
Contemporaneously with entering the Onshore Merger Agreement, and prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”), under which the Offshore Fund would merge with and into the Company, with the Company surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Before completing the Offshore Merger, the Adviser served as investment adviser to the Offshore Fund. According to the Offshore Merger Agreement, the members of the Offshore Fund would receive one (1) share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result of the Offshore Merger, the Company issued 4,803,384 shares of Common Stock, and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets (collectively, the “Offshore Assets”), which assets had an aggregate net asset value of $75.4 million.
Following the completion of the Mergers, the Company’s total assets were approximately $389.0 million consisting of 99 loans to 33 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets.
Portfolio Composition
The total value of our investment portfolio was $884.4 million and $490.5 million as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had investments in 54 portfolio companies with an aggregate cost of $876.7 million. As of December 31, 2024, we had investments in 39 portfolio companies with an aggregate cost of $488.5 million.
As of December 31, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$876,688	100%	$884,414	100%
	$876,688	100%	$884,414	100%
As of December 31, 2024, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$488,544	100%	$490,462	100%
	$488,544	100%	$490,462	100%

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of December 31, 2025 and December 31, 2024 were 9.3% and 4.1 years and 10.2% and 4.2 years, respectively.
Investment Activity
During the year ended December 31, 2025, we made 55 new investments totaling $625.3 million of commitments, excluding short-term investments. During the year ended December 31, 2025, we had 3 partial and 2 full investment realizations of $33.1 million and $11.5 million commitments, respectively.
For the period from November 8, 2024 to December 31, 2024, we made 7 new investments totaling $86.0 million of commitments, excluding short-term investments. For the period from November 8, 2024 to December 31, 2024, we had no investment realization activity.
The industry composition of investments based on fair value as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Health Care Providers & Services	25.38%	17.76%
Commercial Services & Suppliers	16.22%	17.86%
Diversified Consumer Services	9.85%	10.76%
Financial Services	8.65%	13.27%
Insurance	7.18%	11.91%
Aerospace & Defense	6.20%	10.13%
Software	5.51%	5.27%
Professional Services	4.74%	3.37%
Energy Equipment & Services	4.66%	—%
Construction & Engineering	3.41%	2.61%
Specialty Retail	3.17%	3.12%
Hotels, Restaurants & Leisure	1.41%	0.22%
Health Care Equipment & Supplies	1.38%	0.70%
Multi-Utilities	1.24%	1.20%
Entertainment	1.00%	—%
Chemicals	—%	1.82%
Total	100%	100%

As of March 31, 2025, the Company standardized its industry classifications using Global Industry Classification Standard (“GICS”) codes, replacing the previously varied classifications across the GICS structure.
See Note 4 to our Consolidated Financial Statements for further discussion on the Company's portfolio and selected balance sheet information as of December 31, 2025 and December 31, 2024, respectively.
The geographic composition of investments at cost and fair value as of December 31, 2025 were as follows (amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$876,688	$884,414	100%	228.15%
Total investments	$876,688	$884,414	100%	228.15%

The geographic composition of investments at cost and fair value as of December 31, 2024 were as follows (amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$488,544	$490,462	100%	208.25%
Total investments	$488,544	$490,462	100%	208.25%

Our Adviser monitors on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.
As part of the portfolio monitoring process, our Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The following risk rating scale is used:
•Investment Rating 1 is strong financial condition, trending positive;
•Investment Rating 2 is stable and performing;
•Investment Rating 3 is trending downward, but no expected principal loss; and
•Investment Rating 4 is non-accrual, possible principal impairment.
Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. All investments that carry a risk rating of 4 will be reviewed at least once per month with the Adviser's Chief Credit Officer, who is responsible for overseeing our restructuring processes. Activities relating to such investments ranges from a heightened level of interfacing with management and all other capital constituents to hiring financial and legal advisers in furtherance of a balance sheet restructuring. When deemed necessary, the Adviser professionals may participate as members or leaders of ad hoc creditors’ committees and/or be called upon to testify in bankruptcy court on behalf of a certain class of creditors. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of scale as of December 31, 2025 and December 31, 2024, respectively (amounts in thousands).

	December 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	0.0%	$—	0.0%
Grade 2	881,779	99.7%	487,925	99.5%
Grade 3	2,635	0.3%	2,537	0.5%
Grade 4	—	0.0%	—	0.0%
Total Investments	$884,414	100.0%	$490,462	100.0%
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2025 and December 31, 2024, there were no non-accrual assets.
Results of Operations
We commenced operations on November 8, 2024 and therefore comparison of the results of operations for the year ended December 31, 2024 and December 31, 2025 may not be meaningful.
Comparison of the years ended December 31, 2025 and December 31, 2024
The following table represents the operating results for the years ended December 31, 2025 and December 31, 2024 (amounts in thousands):

	For the year ended December 31,
	2025	2024
Total investment income	$73,363	$7,767
Net operating expenses	44,692	8,445
Net investment income before excise tax	28,671	(678)
Excise tax expense	52	44
Net investment income after excise tax	28,619	(722)
Net realized and unrealized gain (loss)	5,833	1,918
Net increase in net assets resulting from operations	$34,452	$1,196
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation (amounts in thousands).
Investment Income (amounts in thousands)

	For the year ended December 31,
	2025	2024
Interest income	$68,804	$7,727
PIK interest income	4,076	—
Other income	483	40
Total investment income	$73,363	$7,767
Investment income for the years ended December 31, 2025 and December 31, 2024 was driven by our deployment of capital and an increasing invested balance.
Operating Expenses (amounts in thousands)

	For the year ended December 31,
	2025	2024
Interest and borrowing expenses	$30,763	$3,713
Investment income incentive fees	4,234	—
Management fees	3,625	435
Professional fees	2,011	1,319
Capital gains incentive fees	969	—
Administration fees	672	90
Organizational expenses	—	2,394
Other general and administrative expenses	2,418	538
Total expenses	$44,692	$8,489

Professional Fees
Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of us. For the years ended December 31, 2025 and December 31, 2024, the Company incurred $2.0 million and $1.3 million in professional fees, respectively.
Administration Fees
Administration fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement. See Note 3 to our Consolidated Financial Statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the years ended December 31, 2025 and December 31, 2024, the Company incurred $0.7 million and $0.1 million of administration fees, respectively.
Interest and Borrowing Expenses
Interest and other borrowing expenses for the years ended December 31, 2025 and December 31, 2024 were attributable to borrowings under the Credit Facility and Subscription Line (as discussed below under “Liquidity and Capital Resources”). For the years ended December 31, 2025 and December 31, 2024, the Company incurred $30.8 million and $3.7 million in interest and borrowing expenses, respectively.
Other General and Administrative Expenses
Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the years ended December 31, 2025 and December 31, 2024, the Company incurred $2.4 million and $0.5 million in other general and administrative expenses, respectively.
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
See Note 3 to our Consolidated Financial Statements for additional information regarding the Investment Management Agreement and the fee arrangement thereunder. For the years ended December 31, 2025 and December 31, 2024, the amount of Management Fee incurred was $3.6 million and $0.4 million, respectively.
Incentive Fees
The Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not. For the years ended December 31, 2025 and December 31, 2024, the Company incurred $5.2 million and $0.0 million of Incentive Fee, respectively.

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
For the year ended December 31, 2025 and December 31, 2024, the Company incurred $4.2 million and $0.0 million, respectively, in investment income incentive fees. As of December 31, 2025 and December 31, 2024, $1.6 million and $0.0 million, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in the Consolidated Statements of Assets and Liabilities.
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
Capital gains incentive fees were accrued (but not yet payable) on a hypothetical liquidation basis under GAAP for the years ended December 31, 2025 and December 31, 2024 was $1.0 million and $0.0 million, respectively. As of December 31, 2025 and December 31, 2024, $1.0 million and $0.0 million, respectively, of accrued capital gains incentive fees are included in the Consolidated Statements of Assets and Liabilities.
Unless terminated earlier, the Investment Management Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the board of directors of the

Company (the "Board") or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).
Net Unrealized Appreciation
Net unrealized appreciation during the years ended December 31, 2025 and December 31, 2024 was as follows (amounts in thousands):

	For the year ended December 31,
	2025	2024
Non-controlled, non-affiliate investments	$5,779	$1,918
Foreign currency translation	29	—
Net unrealized appreciation (depreciation)	$5,808	$1,918
For the years ended December 31, 2025 and December 31, 2024, the Company recorded net unrealized appreciation on our current portfolio of $5.8 million and $1.9 million, respectively. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.
Net Realized Gain
Net realized gain during the years ended December 31, 2025 and December 31, 2024 was as follows (amounts in thousands):

	For the year ended December 31,
	2025	2024
Non-controlled, non-affiliated investments	$27	$—
Foreign currency transactions	(2)	—
Net realized gain (loss)	$25	$—
For the years ended December 31, 2025 and December 31, 2024, the Company recorded net realized gain of $0.03 million and $0.0 million respectively. The net realized gain was driven by the 3 partial and 2 full investment realizations of $33.1 million and $11.5 million commitments, respectively.
Liquidity and Capital Resources
We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Credit Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 173.0% and 192.6% as of December 31, 2025 and December 31, 2024, respectively.
Cash Flows
For the year ended December 31, 2025, we experienced a net increase in cash in the amount of $19.5 million. During that period, our operating activities used $381.3 million in cash, consisting primarily of purchases of investment securities of $542.6 million, which was partially offset by proceeds from sales and principal repayments of investment securities of $160.6 million. In addition, financing activities provided net cash of $400.7 million, consisting primarily of net borrowings under the Credit Facility and Subscription Line of $288.4 million and proceeds from the issuance of Common Stock of $135.0 million. At December 31, 2025, we had $27.6 million of cash on hand.
For the year ended December 31, 2024, we experienced a net increase in cash in the amount of $8.1 million. During that period, our operating activities used 83.6 million in cash, consisting primarily of purchases of investment securities of

$103.7 million, which was partially offset by payables for investments purchased of $13.7 million. In addition, financing activities provided net cash of $91.7 million, consisting primarily of net borrowings under the Credit Facility of $67.4 million and proceeds from the issuance of Common Stock of $50.0 million. At December 31, 2024, we had $8.1 million of cash on hand.
Financing Transactions
Credit Facility
On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan, Security and Collateral Management Agreement with Ally Bank, as administrative agent for a $300.0 million revolving credit facility (the “A&R Credit Facility”). The A&R Credit Facility combined, amended and restated the Prior Onshore Credit Facility and the Prior Offshore Credit Facility each as defined and described below. On February 21, 2025, the Borrower entered into a First Amendment to the A&R Credit Facility, which increased the total commitments thereunder from $300.0 million to $500.0 million. On December 23, 2025, the Company entered into a Second Amendment to the A&R Credit Facility which, among other things, (i) increased the total commitment under the A&R Credit Facility from $500.0 million to $575.0 million, (ii) joined WT Capital Fund - SPV 1 Sub Gold LLC, a wholly-owned subsidiary of the Company, as a new borrower, (iii) reduced applicable spreads, (iv) allow acquisitions of loans in foreign currencies such as EUR and GBP and (v) amend the definition of "Change of Control" and "Material Modification" as defined in the A&R Credit Facility.
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly-owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Prior Offshore Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Prior Offshore Borrower was a wholly-owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Prior Offshore Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”).
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
The A&R Credit Facility matures on November 8, 2029 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.00% per annum, at the Company's option. Prior to the effectiveness of the Second Amendment to the A&R Credit Facility, borrowings under the facility bore interest at a rate based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum, at the Company's option.
Subscription Line
On November 8, 2024 the Company entered into a $90.0 million revolving credit facility with City National Bank, as administrative agent (the "Subscription Facility"). The Subscription Facility is a replacement of each of the Prior Onshore Subscription Facility and the Prior Offshore Subscription Facility each as defined and described below.
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
On November 7, 2025, the Company entered into a First Amendment to the Subscription Facility which among things, (i) extended the maturity date from November 7, 2025 to November 6, 2026 and (ii) amended the definition of "Borrowing Base" from 60% of certain Unfunded Capital Commitments to 70% of such Unfunded Capital Commitments.
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
As of December 31, 2025, the Company did not have any outstanding secured borrowings, as the contractual maturity of such secured borrowing agreement terminated on February 6, 2025.
Distributions to Shareholders
We have elected to be treated, and intend to qualify annually as a RIC under the Code for U.S. federal income tax purposes, and intend to make the required distributions to our shareholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our Common Stock instead of in cash. A shareholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the shareholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our Common Stock.
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

During the year ended December 31, 2025, we declared distributions of $30.0 million, of which $8.1 million was paid in cash and $9.2 million of distributions were unpaid and included in distribution payable in the Consolidated Statements of Assets and Liabilities. For the year ended December 31, 2024 there were no distributions declared and paid.
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
Investment Valuation Process
The Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of each of the Company’s investments:
•The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the respective Willow Tree valuation team member.
•Preliminary valuations are then reviewed and discussed with the principals of Willow Tree.
•Separately, an independent valuation firm engaged by the Board will provide third party valuation consulting services with respect to our investments at least twice annually for all investments held in the portfolio for at least six months. In certain cases, the Adviser may determine it is not cost-effective, and as a result is not in its shareholder’s best interest, to consult with the independent financial advisory services firm on its investments. Such instances include, but are not limited to, a loan closing a few days prior to quarter-end.
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
•The independent valuation firm will evaluate the Company’s valuation compared to its range. If there are discrepancies, they will be resolved via discussion with the Adviser.
•The Adviser’s valuation team prepares a valuation report for the audit committee of the Board.
•The audit committee of the Board (the "Audit Committee") is apprised of the preliminary valuations and the results of the independent valuation firm’s conclusion. Once resolved, the independent valuation firm issues its opinion as to whether our valuations are reasonable.
•The Audit Committee will review the preliminary valuations, and the Adviser responds and supplements the preliminary valuations to reflect any comments provided by the audit committee.
•The Audit Committee will make recommendations to the Board regarding the fair value of each investment in our portfolio; and
•The Board will discuss valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms, if any, and the respective audit committee, and determines the fair values of such assets.
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
Other Income
Dividends earned on money market balances are recorded on an accrual basis. Such income is included in other income in the Consolidated Statements of Operations.
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
Income Taxes
We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually satisfy the Annual Distribution Requirement.
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

Off-Balance Sheet Arrangements
Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of December 31, 2025 was as follows (amounts in thousands):

			December 31, 2025
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	April 21, 2025	$5,889	$44
ACP Avenu Buyer, LLC	Revolver	April 21, 2025	2,061	—
AG Bells, LLC	Revolver	August 19, 2025	1,696	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	October 31, 2025	50	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	November 8, 2024	3,388	25
Ambient Enterprises Holdco, LLC	Revolver	November 8, 2024	685	—
American Combustion Industries, LLC	Delayed Draw Term Loan	November 8, 2024	3,376	(65)
American Combustion Industries, LLC	Revolver	November 8, 2024	236	(5)
Amerspirit FL, LLC	Delayed Draw Term Loan	September 26, 2025	865	(13)
Ampler QSR Holdings, LLC	Revolver	August 19, 2025	2,451	(11)
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	June 10, 2025	1,998	24
Amylu Borrower Sub, LLC	Revolver	June 10, 2025	2,508	—
Apex Service Partners, LLC	Delayed Draw Term Loan	April 29, 2025	23	—
Apex Service Partners, LLC	Revolver	November 8, 2024	1,885	—
Beacon Oral Specialists	Delayed Draw Term Loan	November 8, 2024	252	(1)
Beacon Oral Specialists	Delayed Draw Term Loan	September 12, 2025	1,171	(3)
Bristol Hospice, LLC	Revolver	August 26, 2025	3,779	—
Cards Live Oak Holdings INC	Delayed Draw Term Loan	October 20, 2025	50	(1)
Cards Live Oak Holdings INC	Revolver	October 20, 2025	33	—
Cvausa Management, LLC	Delayed Draw Term Loan	August 1, 2025	16,533	165
Cvausa Management, LLC	Revolver	January 14, 2025	1,111	—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	February 4, 2025	4,090	(82)
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 12, 2025	2,272	(45)
Dentive Capital, LLC	Revolver	November 8, 2024	50	(2)
Dermcare Management, LLC	Delayed Draw Term Loan	March 31, 2025	18,476	(112)
Dukes Root Control Inc.	Revolver	November 8, 2024	908	—
Durare Bidco LLC	Delayed Draw Term Loan	August 7, 2025	50	—
Durare Bidco LLC	Revolver	August 7, 2025	50	—
Elessent Clean Technologies Inc.	Revolver	November 20, 2024	1,711	—
Flexera Software LLC	Revolver	August 13, 2025	50	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 6, 2025	1,092	—
High Street Buyer, Inc.	Delayed Draw Term Loan	July 18, 2025	17,251	(86)
HLSG Intermediate, LLC	Delayed Draw Term Loan	March 14, 2025	2,341	—
HLSG Intermediate, LLC	Revolver	November 8, 2024	837	—
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	January 10, 2025	3,136	9
KAMC Holdings, Inc.	Revolver	August 1, 2025	27	—
Legacy Precast Buyer	Delayed Draw Term Loan	December 16, 2025	5,157	(52)
Legacy Precast Buyer	Revolver	December 16, 2025	4,727	(47)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	January 24, 2025	1,403	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	January 24, 2025	641	—

			December 31, 2025
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	November 8, 2024	2,350	—
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	November 21, 2024	4,000	40
NWP Acquisition Holdings, LLC	Revolver	November 21, 2024	5,000	—
Offen, Inc.	Revolver	July 18, 2025	3,178	(32)
Orthofeet, Inc	Revolver	November 8, 2024	1,524	(15)
Pathstone Family Office, LLC	Delayed Draw Term Loan	November 8, 2024	5,340	53
Pathstone Family Office, LLC	Revolver	November 8, 2024	797	—
Regent Surgical Health, LLC	Delayed Draw Term Loan	September 12, 2025	2,256	(34)
Regent Surgical Health, LLC	Revolver	September 12, 2025	7,824	(117)
RKD Group, LLC	Delayed Draw Term Loan	May 19, 2025	3,233	(39)
RKD Group, LLC	Revolver	May 19, 2025	1,805	(22)
Royal Holdco Corporation	Delayed Draw Term Loan	March 12, 2025	4,740	(18)
Royal Holdco Corporation	Revolver	March 13, 2025	404	(2)
RPX Corporation	Revolver	September 30, 2025	2,601	—
Salt Dental Collective, LLC	Revolver	November 8, 2024	78	—
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	June 2, 2025	4,942	—
Sandlot Baseball BorrowerCo, LLC	Revolver	June 2, 2025	2,253	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	June 28, 2025	1,081	(7)
Stonebridge Companies, LLC	Delayed Draw Term Loan	May 16, 2025	1,327	3
Stonebridge Companies, LLC	Revolver	May 16, 2025	885	2
Superjet Buyer, LLC	Delayed Draw Term Loan	November 8, 2024	4,134	—
SV-AERO Holdings, LLC	Delayed Draw Term Loan	December 10, 2024	1,261	—
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	November 8, 2024	1,595	—
Systems Planning And Analysis, Inc.	Revolver	November 8, 2024	1,970	—
Together Womens Health, LLC	Delayed Draw Term Loan	August 26, 2025	10,905	(123)
Together Womens Health, LLC	Revolver	August 26, 2025	2,305	(26)
VRC Companies, LLC	Revolver	November 8, 2024	100	—
World Insurance Associates, LLC	Revolver	February 14, 2025	1,127	—
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	May 19, 2025	4,478	—
			$197,802	$(595)
The balance of unused commitments to extend financing as of December 31, 2024 was as follows (amounts in thousands):

			December 31, 2024
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Neptune Platform Buyer LLC	Delayed Draw Term Loan	January 19, 2031	$2,350	$—
Pathstone Family Office LLC	Revolver	May 15, 2028	1,048	(5)
Pathstone Family Office LLC	Delayed Draw Term Loan	May 15, 2029	5,340	(25)
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	(6)
Accession Risk Management Group, Inc.	Revolver	November 1, 2029	1,858	—
Bluehalo Global Holdings, LLC	Revolver	October 31, 2025	12	—
VRC Companies, LLC	Revolver	June 29, 2027	100	—
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	October 29, 2027	16,745	(32)
Dentive Capital, LLC	Revolver	May 27, 2027	50	—
Peter C. Foy & Associates Insurance Services, LLC	Revolver	November 1, 2027	100	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	3,128	(6)
Dukes Root Control Inc.	Revolver	June 30, 2025	62	—
RPX Corporation	Revolver	October 23, 2025	2,601	(1)
World Insurance Associates, LLC	Revolver	April 3, 2028	100	—
Ambient Enterprises Holdco LLC	Revolver	December 7, 2029	685	(1)

			December 31, 2024
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	June 28, 2030	1,630	(3)
HLSG Intermediate, LLC	Revolver	March 31, 2028	27	—
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	3,748	(15)
RKD Group, LLC	Delayed Draw Term Loan	August 17, 2028	519	—
Rogers Mechanical Contractors, LLC	Revolver	September 28, 2028	140	—
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	September 28, 2028	738	—
Superjet Buyer, LLC	Delayed Draw Term Loan	December 30, 2027	4,454	(37)
Dentive Capital, LLC	Delayed Draw Term Loan	December 23, 2028	973	(6)
Dermcare Management, LLC	Delayed Draw Term Loan	April 21, 2028	3,768	—
American Combustion Industries, LLC	Delayed Draw Term Loan	August 31, 2028	189	(3)
American Combustion Industries, LLC	Delayed Draw Term Loan	August 31, 2028	3,772	(50)
American Combustion Industries, LLC	Revolver	August 31, 2028	1,179	(16)
GraphPAD Software, LLC	Revolver	June 30, 2031	1,297	—
GraphPAD Software, LLC	Delayed Draw Term Loan	June 30, 2031	3,113	28
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	November 1, 2029	10,869	33
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(25)
Apex Service Partners, LLC	Delayed Draw Term Loan	October 24, 2030	7,388	(13)
Apex Service Partners, LLC	Revolver	October 24, 2029	818	(1)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 4, 2030	10,135	101
VRC Companies, LLC	Delayed Draw Term Loan	June 29, 2027	18,577	(63)
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	(34)
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	November 21, 2030	15,000	(263)
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	(88)
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	March 31, 2025	3,136	(24)
Total			$135,145	$(555)
Recent Developments
On January 26, 2026, the Company issued approximately 465,930 shares of its Common Stock pursuant to the Company's DRIP in connection with the distribution paid to shareholders on January 26, 2026.
On March 12, 2026, the Company's Board of Directors declared a distribution of $0.40 per share, payable on or around April 27, 2026 to shareholders of record at the close of business on March 12, 2026.
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
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. From March 2022 to July 2023, the Federal Reserve periodically raised interest rates to combat inflation and maintained the same rate benchmark from July 2023 to September 2024. The Federal Reserve cut its benchmark rate three times in 2024 and for three consecutive quarters in 2025, then held interest rates steady in February 2026, bringing the benchmark rate to the 3.50% to 3.75% range. While the Federal Reserve has indicated that there may be additional rate cuts in the future, policy makers continue to emphasize their commitment to monitoring and addressing inflationary pressure. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of December 31, 2025, 99.9% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of December 31, 2025. Interest expense on our floating rate credit facilities is calculated using the interest rate as of December 31, 2025, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (amounts in thousands).

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$18,393	$(10,624)	$7,769
Up 150 Basis Points	13,795	(7,968)	5,827
Up 100 Basis Points	9,196	(5,312)	3,884
Up 50 Basis Points	4,602	(2,656)	1,946
Down 50 Basis Points	(4,588)	2,656	(1,932)
Down 100 Basis Points	(9,183)	5,312	(3,871)
Down 150 Basis Points	(13,763)	7,968	(5,796)
Down 200 Basis Points	(18,344)	10,624	(7,721)
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
Set forth below is an index to our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Willow Tree Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Willow Tree Capital Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodians and agent banks; when replies were not received from agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 24, 2026

We have served as the Company’s auditor since 2024.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of December 31,
Assets	2025	2024
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $876,688 and $488,544 at December 31, 2025 and December 31, 2024, respectively)	$884,414	$490,462
Cash	27,591	8,107
Receivable for investments sold	17,953	224
Deferred financing costs	6,496	5,274
Dividends and interest receivable	5,363	3,052
Receivable from Adviser	—	460
Prepaid expenses	85	390
Total assets	$941,902	$507,969

Liabilities
Borrowings	$531,190	$242,746
Distribution payable	9,242	—
Interest payable	7,831	2,850
Investment income incentive fees payable	1,616	—
Management fees payable	1,044	435
Accrued capital gains incentive fees	969	—
Payable for investments purchased	—	13,657
Loans sold under agreement to repurchase	—	11,641
Accrued expenses and other liabilities	2,366	1,150
Total liabilities	$554,258	$272,479

Commitments and contingencies (see Note 7)

Net Assets
Common stock, $0.01 par value, 200,000,000 shares authorized, 24,058,078 and 14,940,044 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$241	$149
Additional Paid in Capital	381,471	234,145
Distributable earnings (loss)	5,932	1,196
Total net assets	$387,644	$235,490
Total liabilities and net assets	$941,902	$507,969
Net asset value per share	$16.11	$15.76
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the year ended December 31,
	2025	2024
Investment income:
From non-controlled, non-affiliated investments:
Interest income	$68,804	$7,727
PIK interest income	4,076	—
Other income	483	40
Total investment income from non-controlled, non-affiliated investments	73,363	7,767
Total investment income	73,363	7,767

Expenses:
Interest and borrowing expenses	30,763	3,713
Investment income incentive fees	4,234	—
Management fees	3,625	435
Professional fees	2,011	1,319
Capital gains incentive fees	969	—
Administration fees	672	90
Organizational expenses	—	2,394
Other general and administrative expenses	2,418	538
Total expenses	44,692	8,489
Net investment income (loss) before excise tax	28,671	(722)
Excise tax expense	52	—
Net investment income (loss) after excise tax	28,619	(722)

Realized and unrealized gain (loss) on investments and foreign currency:
Net realized gain (loss):
Non-controlled, non-affiliated investments	27	—
Foreign currency transactions	(2)	—
Net realized gain (loss)	25	—
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	5,779	1,918
Foreign currency translation	29	—
Net change in unrealized appreciation (depreciation)	5,808	1,918
Net realized and unrealized gain (loss)	5,833	1,918
Net increase (decrease) in net assets resulting from operations	$34,452	$1,196

Per share information - basic and diluted
Net investment income (loss) per share	$1.53	$(0.40)
Net increase (decrease) in net assets resulting from operations per share	$1.84	$0.66
Weighted average shares of common stock outstanding	18,654,831	1,811,245

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share amounts )

	For the year ended December 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$28,619	$(722)
Net realized and unrealized gain (loss)	5,833	1,918
Net increase (decrease) in net assets resulting from operations	34,452	1,196

Capital share transactions:
Issuance of common stock	135,000	234,294
Issuance of common stock from dividend reinvestment plan	12,740	—
Distributions to common shareholders	(30,038)	—
Net increase (decrease) from capital share transactions	117,702	234,294
Total increase (decrease) in net assets	152,154	235,490
Net assets, beginning of period	235,490	—
Net assets, end of period	$387,644	$235,490
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$34,452	$1,196
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(27)	—
Net realized gain (loss) on foreign currency transactions	2	—
Net change in unrealized (appreciation) depreciation on investments	(5,779)	(1,918)
Net change in unrealized (appreciation) depreciation on foreign currency translations	(29)	—
Purchases of investment securities	(542,614)	(103,659)
Proceeds from sales and principal repayments of investment securities	160,631	2,625
Interest and fee income paid in kind	(4,104)	(441)
Net amortization of investment discounts and premiums	(2,030)	(152)
Amortization of deferred financing costs	1,777	202
Cash received from Merger	—	1,932
Changes in operating assets and liabilities:
Receivable for investments sold	(17,729)	(224)
Dividends and interest receivable	(2,311)	(761)
Receivable from Adviser	460	49
Prepaid expenses	304	(372)
Interest payable	4,981	2,748
Investment income incentive fees payable	1,616	—
Management fees payable	609	435
Accrued capital gains incentive fee	969	—
Payable for investments purchased	(13,657)	13,657
Accrued expenses and other liabilities	1,216	1,096
Net cash provided by (used in) operating activities	$(381,263)	$(83,587)

Cash flows from financing activities:
Proceeds from issuance of common stock	135,000	50,001
Proceeds from borrowing	910,284	126,378
Repayments of borrowing	(621,840)	(59,000)
Repayments of repurchase agreements	(11,641)	—
Distributions paid in cash	(8,056)	—
Deferred financing costs paid	(2,998)	(2,655)
Cash paid for foreign currency settlement	(2)	—
Repayments of purchase agreements	—	(23,030)
Net cash provided by (used in) financing activities	$400,747	$91,694
Net increase (decrease) in cash	$19,484	$8,107
Cash, beginning of period	8,107	—
Cash, end of period	$27,591	$8,107

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for taxes	$352	$184
Cash paid during the period for interest	22,898	587
Securities, contributed at fair value as part of In-Kind contribution	—	386,917
Debt, contributed as part of In-Kind contribution	—	175,367
Loans sold under agreement to repurchase, contributed as part of In-Kind contribution	—	34,672
Deferred debt issuance costs, contributed as part of In-Kind contribution	—	2,822
Dividends and interest receivable, contributed as part of In-Kind contribution	—	2,289
Receivable from Adviser, contributed as part of In-Kind contribution	—	509
Interest payable, contributed as part of In-Kind contribution	—	102
Accrued expenses and other liabilities, contributed as part of In-Kind contribution	—	53
The accompanying notes are an integral part of these consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Aerospace & Defense
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	11/8/2024	1/19/2031	$8,434	$8,342	$8,433	2.18%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	1/22/2025	1/19/2031	$2,243	2,243	2,243	0.58%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/24/2025	1/19/2031	$1,403	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/24/2025	1/19/2031	$641	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	$2,350	(24)	—	—%
Stellant Midco, LLC	(4)	Term Loan	SOFR + 4.50%	8.32%	9/15/2025	9/16/2030	$12,491	12,487	12,491	3.22%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	12/10/2024	11/1/2030	$5,636	5,613	5,636	1.45%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	$1,261	—	—	—%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 4.75%	8.42%	11/8/2024	10/29/2027	$589	587	589	0.15%
Systems Planning And Analysis, Inc.	(5),(9)	Revolver	SOFR + 4.75%	10.00%	11/8/2024	10/29/2027	$3,128	1,149	1,159	0.30%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	11/8/2024	10/29/2027	$473	471	473	0.12%
Systems Planning And Analysis, Inc.	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.44%	11/8/2024	10/29/2027	$18,870	17,233	17,299	4.46%
Systems Planning And Analysis, Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	10/6/2025	10/29/2027	$6,512	6,463	6,512	1.68%
								54,564	54,835	14.15%
Commercial Services & Suppliers
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.92%	11/8/2024	6/28/2030	$11,663	11,559	11,750	3.03%
Ambient Enterprises Holdco, LLC	(4),(9)	Term Loan	SOFR + 5.25%	8.92%	7/3/2025	6/28/2030	$2,522	2,482	2,541	0.66%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.92%	10/31/2025	6/28/2030	$1,094	1,075	1,102	0.28%
Ambient Enterprises Holdco, LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	$685	(8)	—	—%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	—	0.75%	11/8/2024	6/28/2030	$3,388	(24)	55	0.01%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	12/31/2024	6/28/2030	$1,620	1,594	1,632	0.42%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	—	0.75%	10/31/2025	6/28/2030	$50	—	—	—%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	7/3/2025	6/28/2030	$281	276	282	0.07%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$9,214	9,106	9,037	2.33%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$1,415	1,162	1,152	0.30%
American Combustion Industries, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$3,769	337	321	0.08%
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$3,167	3,130	3,107	0.80%
Cards Live Oak Holdings INC	(4)	Term Loan	SOFR + 4.75%	8.42%	10/20/2025	10/21/2032	$18,716	18,535	18,529	4.78%
Cards Live Oak Holdings INC	(5)	Revolver	P + 3.75%	10.50%	10/20/2025	10/21/2032	$50	16	16	—%
Cards Live Oak Holdings INC	(5)	Delayed Draw Term Loan	—	1.00%	10/20/2025	10/21/2032	$50	—	(1)	—%
ESCP DTFS Inc.	(4)	Term Loan	SOFR + 5.50%	9.17%	11/8/2024	9/28/2029	$32,588	32,148	32,473	8.38%
KAMC Holdings, Inc.	(4)	Term Loan	SOFR + 5.25%	9.10%	8/1/2025	8/1/2031	$17,140	16,900	16,844	4.35%
KAMC Holdings, Inc.	(5),(9)	Revolver	SOFR + 5.25%	9.05%	8/1/2025	8/1/2031	$36	9	9	—%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 5.50%	9.17%	11/21/2024	11/21/2030	$26,730	26,345	26,997	6.96%
The accompanying notes are an integral part of these consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	$5,000	$(72)	$—	—%
NWP Acquisition Holdings, LLC	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.29%	11/21/2024	11/21/2030	$14,955	10,812	11,140	2.87%
TCF III Owl Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.34%	11/8/2024	4/19/2026	$2,814	2,814	2,814	0.73%
TCF III Owl Buyer, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.34%	11/8/2024	4/19/2026	$2,079	2,079	2,079	0.54%
WRM Wastewater Merger Sub, Inc.	(4)	Term Loan	SOFR + 5.75%	9.47%	5/19/2025	12/28/2029	$1,392	1,374	1,392	0.36%
WRM Wastewater Merger Sub, Inc.	(4),(5)	Delayed Draw Term Loan	SOFR + 5.75%	9.48%	5/19/2025	12/28/2029	$4,652	159	219	0.06%
								141,808	143,490	37.02%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	9.73%	11/20/2024	11/15/2029	$12,219	12,027	12,241	3.16%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	$1,711	(27)	—	—%
Legacy Precast Buyer	(4)	Term Loan	SOFR + 4.75%	8.46%	12/16/2025	12/16/2032	$18,150	17,970	17,969	4.64%
Legacy Precast Buyer	(5)	Revolver	—	0.38%	12/16/2025	12/16/2032	$4,727	(47)	(47)	-0.01%
Legacy Precast Buyer	(5)	Delayed Draw Term Loan	—	—	12/16/2025	12/16/2032	$5,157	(25)	(26)	-0.01%
								29,898	30,137	7.77%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	10/24/2030	$27,507	27,283	27,782	7.17%
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.84%	4/29/2025	10/24/2030	$25	25	25	0.01%
Apex Service Partners, LLC	(5),(9)	Revolver	SOFR + 5.00%	8.71%	11/8/2024	10/24/2029	$2,555	650	670	0.17%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	9/24/2024	10/24/2030	$6,547	6,494	6,612	1.71%
Apex Service Partners, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	8.78%	11/8/2024	10/24/2030	$10,330	10,288	10,432	2.69%
Apex Service Partners, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 5.00%	8.81%	4/29/2025	10/24/2030	$74	51	52	0.01%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Term Loan	SOFR + 5.50%	9.37%	2/4/2025	2/4/2031	$11,979	11,775	11,740	3.03%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(5),(9)	Revolver	SOFR + 5.50%	9.37%	2/12/2025	2/4/2031	$4,260	1,915	1,903	0.49%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	2/4/2025	2/4/2031	$11,305	7,064	7,031	1.81%
IFH Franchisee Holdings, LLC	(4)	Term Loan	SOFR + 5.50%	9.37%	1/10/2025	12/20/2029	$13,750	13,583	13,787	3.56%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/10/2025	12/20/2029	$3,136	(19)	9	—%
Sandlot Baseball BorrowerCo, LLC	(5)	Revolver	—	0.50%	6/2/2025	12/27/2028	$2,253	—	—	—%
Sandlot Baseball BorrowerCo, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/2/2025	12/27/2028	$11,999	7,006	7,107	1.83%
								86,115	87,150	22.48%
Energy Equipment & Services
Offen, Inc.	(4)	Term Loan	SOFR + 5.00%	8.82%	7/18/2025	7/22/2030	$41,635	41,252	41,218	10.63%
Offen, Inc.	(5)	Revolver	—	0.50%	7/18/2025	7/23/2029	$3,178	(29)	(32)	(0.01)%
								41,223	41,186	10.63%
Entertainment
Amerspirit FL, LLC		Term Loan	SOFR + 4.75%	8.42%	9/26/2025	8/15/2030	$2,135	2,105	2,104	0.54%
Amerspirit FL, LLC		Delayed Draw Term Loan	SOFR + 4.75%	8.42%	9/26/2025	8/15/2030	$6,365	6,275	6,272	1.62%
The accompanying notes are an integral part of these consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Amerspirit FL, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	9/26/2025	8/15/2030	$1,237	$355	$354	0.09%
								8,735	8,730	2.25%
Financial Services
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	9.07%	11/18/2024	8/1/2030	$9,844	9,764	9,926	2.56%
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	8.60%	11/14/2025	8/1/2030	$1,372	1,355	1,383	0.36%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.50%	8.22%	12/31/2024	10/4/2030	$3,609	3,637	3,609	0.93%
GC Waves Holdings, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.22%	11/8/2024	10/4/2030	$11,444	11,349	11,444	2.95%
GC Waves Holdings, Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.22%	10/6/2025	10/4/2030	$1,150	56	61	0.02%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/26/2024	5/15/2029	$554	552	560	0.14%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/15/2029	$15,395	15,325	15,549	4.01%
Pathstone Family Office, LLC	(5)	Revolver	SOFR + 5.00%	8.82%	11/8/2024	5/15/2028	$1,048	247	252	0.07%
Pathstone Family Office, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/15/2029	$5,439	74	153	0.04%
RPX Corporation	(4)	Term Loan	SOFR + 5.50%	9.25%	11/8/2024	8/2/2030	$20,234	20,068	20,234	5.22%
RPX Corporation	(5)	Revolver	—	0.50%	9/30/2025	8/2/2030	$2,601	(2)	—	—%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.49%	11/8/2024	10/2/2028	$3,707	3,707	3,707	0.96%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.49%	11/8/2024	10/2/2028	$6,892	6,892	6,892	1.78%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.49%	11/8/2024	10/2/2028	$2,767	2,767	2,767	0.71%
								75,791	76,537	19.74%
Health Care Equipment & Supplies
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$1,966	1,966	1,966	0.51%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$4,824	4,784	4,824	1.24%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.08%	3/14/2025	3/31/2029	$1,635	1,615	1,635	0.42%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$1,226	377	389	0.10%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$2,942	2,909	2,942	0.76%
HLSG Intermediate, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	3/14/2025	3/31/2029	$2,776	402	435	0.11%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$34	34	34	0.01%
								12,087	12,225	3.15%
Health Care Providers & Services
Beacon Oral Specialists	(5)	Delayed Draw Term Loan	—	1.00%	9/12/2025	12/14/2026	$1,171	(3)	(3)	—%
Beacon Oral Specialists	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	8.64%	11/8/2024	12/14/2026	$4,977	4,710	4,711	1.22%
Bristol Hospice, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	8/26/2025	8/26/2032	$28,970	28,694	28,970	7.47%
Bristol Hospice, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2032	$3,779	(36)	—	—%
Cvausa Management, LLC	(4),(9)	Term Loan	SOFR + 5.25%	8.97%	1/14/2025	5/22/2029	$14,867	14,809	15,016	3.87%
Cvausa Management, LLC	(5)	Revolver	—	0.50%	1/14/2025	5/22/2028	$1,111	(4)	—	—%
Cvausa Management, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	8.98%	8/1/2025	5/22/2029	$22,387	5,502	6,326	1.63%
The accompanying notes are an integral part of these consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Dentive Capital, LLC	(4)	Term Loan	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	12/22/2028	$4,239	$4,215	$4,103	1.06%
Dentive Capital, LLC	(5)	Revolver	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	5/27/2027	$52	2	—	—%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	12/22/2028	$231	229	223	0.06%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	12/22/2028	$1,187	1,180	1,149	0.30%
Dermcare Holdings, LLC	(6)	Term Loan	17.0% PIK	17.00%	11/8/2024	10/16/2029	$692	685	703	0.18%
Dermcare Management, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.00%	9.82%	11/8/2024	4/21/2028	$14,561	14,561	14,473	3.73%
Dermcare Management, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 6.00%	9.82%	3/31/2025	4/21/2028	$24,768	5,917	6,142	1.58%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$690	685	718	0.19%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$1,594	1,582	1,658	0.43%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$9,998	9,926	10,398	2.68%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$4,433	4,401	4,610	1.19%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.82%	5/30/2025	2/15/2029	$2,710	2,646	2,644	0.68%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.82%	6/27/2025	2/15/2029	$8,217	8,015	8,018	2.07%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.82%	10/17/2025	2/15/2029	$4,977	4,839	4,856	1.25%
LCM SDC Holdings, LLC	(6)	Delayed Draw Term Loan	SOFR + 10.00% PIK	13.82%	4/30/2025	2/15/2029	$4,916	4,878	4,797	1.24%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.25%	10.23%	11/8/2024	8/19/2027	$17,662	17,570	17,705	4.57%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.25%	10.23%	6/2/2025	4/26/2029	$11,670	11,570	11,698	3.02%
Regent Surgical Health, LLC	(5)	Revolver	—	0.50%	9/12/2025	9/12/2030	$7,824	(110)	(117)	(0.03)%
Regent Surgical Health, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	9/12/2025	9/12/2030	$17,252	14,769	14,754	3.81%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$6,322	6,334	6,322	1.63%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$3,656	3,663	3,656	0.94%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$416	417	416	0.11%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$1,124	1,126	1,125	0.29%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$1,675	1,678	1,675	0.43%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$7,422	7,436	7,422	1.91%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$3,710	3,717	3,710	0.96%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$3,560	3,566	3,560	0.92%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	10/17/2025	2/15/2028	$1,951	1,915	1,951	0.50%
Salt Dental Collective, LLC	(5)	Revolver	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$933	857	856	0.22%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$7,555	7,568	7,555	1.95%
Together Womens Health, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	8/25/2025	8/26/2031	$8,593	8,491	8,495	2.19%
Together Womens Health, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2031	$2,305	(27)	(26)	(0.01)%
Together Womens Health, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	8/26/2025	8/26/2031	$12,614	1,629	1,635	0.42%
UEW Acquisition, LLC	(4)	Term Loan	SOFR + 5.50%	9.17%	8/13/2025	8/13/2030	$12,678	12,478	12,524	3.23%
The accompanying notes are an integral part of these consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
								$222,080	$224,428	57.89%
Hotels, Restaurants & Leisure
AG Bells, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	8/19/2025	8/19/2031	$3,611	3,577	3,611	0.93%
AG Bells, LLC	(5)	Revolver	—	0.50%	8/19/2025	8/19/2030	$1,696	(16)	—	—%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	8/19/2025	8/19/2031	$4,217	4,178	4,199	1.08%
Ampler QSR Holdings, LLC	(5)	Revolver	—	5.00%	8/19/2025	8/19/2030	$2,451	(23)	(11)	—%
Stonebridge Companies, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	5/16/2025	5/16/2031	$4,646	4,583	4,658	1.20%
Stonebridge Companies, LLC	(5)	Revolver	—	0.50%	5/16/2025	5/16/2030	$885	(12)	2	—%
Stonebridge Companies, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/16/2025	5/16/2031	$1,327	(9)	3	—%
								12,278	12,462	3.22%
Insurance
High Street Buyer, Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.17%	7/18/2025	4/14/2028	$18,612	1,340	1,364	0.35%
Higginbotham Insurance Agency, Inc.	(4)	Term Loan	SOFR + 4.50%	8.22%	11/8/2024	6/11/2031	$17,760	17,664	17,760	4.58%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	2/14/2025	4/3/2030	$44,405	44,405	44,405	11.46%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	2/14/2025	4/3/2030	$1,127	—	—	—%
								63,409	63,529	16.39%
Multi-Utilities
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.47%	11/8/2024	12/7/2029	$8,533	8,514	8,533	2.20%
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.63%	7/2/2025	12/7/2029	$2,081	2,067	2,081	0.54%
Dukes Root Control Inc.	(5)	Revolver	—	1.00%	11/8/2024	12/7/2029	$908	(5)	—	—%
Dukes Root Control Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.48%	11/8/2024	12/7/2029	$348	347	348	0.09%
								10,923	10,962	2.83%
Professional Services
RKD Group, LLC	(4)	Term Loan	SOFR + 5.50%	9.38%	5/16/2025	5/19/2031	$3,494	3,463	3,452	0.89%
RKD Group, LLC	(5)	Revolver	—	0.50%	5/19/2025	5/19/2031	$1,805	(16)	(22)	(0.01)%
RKD Group, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/19/2025	5/19/2031	$3,233	(29)	(39)	(0.01)%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.50%	8.24%	3/12/2025	12/30/2030	$2,699	2,674	2,689	0.69%
Royal Holdco Corporation	(5),(9)	Revolver	SOFR + 4.50%	8.20%	3/13/2025	12/30/2030	$1,345	934	937	0.24%
Royal Holdco Corporation	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.29%	3/12/2025	12/30/2030	$6,003	1,234	1,264	0.33%
Secretariat Advisors, LLC	(4)	Term Loan	SOFR + 4.00%	7.67%	2/24/2025	2/28/2032	$4,760	4,738	4,727	1.22%
Secretariat Advisors, LLC	(5)	Delayed Draw Term Loan	—	4.00%	6/28/2025	2/28/2032	$1,081	—	(7)	—%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	9.19%	11/8/2024	6/29/2027	$2,916	2,912	2,916	0.75%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.25%	9.09%	11/8/2024	6/29/2027	$1,878	1,869	1,878	0.48%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	$100	—	—	—%
VRC Companies, LLC		Term Loan	SOFR + 5.00%	8.74%	12/11/2025	6/29/2027	$3,322	3,289	3,289	0.85%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	11/19/2024	6/29/2027	$20,337	20,161	20,337	5.25%
The accompanying notes are an integral part of these consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.19%	11/8/2024	6/29/2027	$493	$493	$493	0.13%
								41,722	41,914	10.81%
Software
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.74%	4/21/2025	10/2/2029	$6,926	6,868	6,978	1.80%
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.74%	8/1/2025	10/2/2029	$10,175	10,080	10,252	2.64%
ACP Avenu Buyer, LLC	(5)	Revolver	—	0.50%	4/21/2025	10/2/2029	$2,061	(17)	—	—%
ACP Avenu Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	4/21/2025	10/2/2029	$5,889	(25)	44	0.01%
Durare Bidco LLC	(5)	Delayed Draw Term Loan	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Durare Bidco LLC	(4)	Term Loan	SOFR + 4.75%	8.62%	8/7/2025	8/9/2032	$9,042	8,956	8,973	2.31%
Durare Bidco LLC	(5)	Revolver	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Flexera Software LLC	(4)	Term Loan	SOFR + 4.50%	8.35%	8/13/2025	8/16/2032	$12,217	12,176	12,186	3.14%
Flexera Software LLC		Term Loan	E + 4.50%	6.43%	8/13/2025	8/16/2032	€2,976	3,457	3,486	0.90%
Flexera Software LLC	(5)	Revolver	—	0.25%	8/13/2025	8/16/2032	$50	—	—	—%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/23/2030	$821	816	821	0.21%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/23/2030	$4,967	4,938	4,967	1.28%
Superjet Buyer, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/23/2030	$5,149	1,025	1,054	0.27%
								48,274	48,761	12.58%
Specialty Retail
Amylu Borrower Sub, LLC	(4)	Term Loan	SOFR + 5.00%	8.74%	4/29/2025	6/10/2031	$12,508	12,394	12,657	3.27%
Amylu Borrower Sub, LLC	(5)	Revolver	—	0.50%	6/10/2025	6/10/2031	$2,508	(23)	—	—%
Amylu Borrower Sub, LLC	(5)	Delayed Draw Term Loan	—	1.00%	6/10/2025	6/10/2031	$1,998	(8)	34	0.01%
Lash Opco, LLC	(4)	Term Loan	SOFR + 7.00% (2.00% PIK)	10.94%	11/8/2024	9/17/2027	$2,764	2,749	2,635	0.68%
Orthofeet, Inc	(4)	Term Loan	SOFR + 5.50%	9.70%	11/8/2024	7/30/2030	$12,880	12,691	12,757	3.29%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	$1,524	(22)	(15)	—%
								27,781	28,068	7.24%

Total Private Debt - United States								$876,688	$884,414	228.15%

Total Private Debt - non-controlled, non-affiliated								$876,688	$884,414	228.15%

(1)Unless otherwise indicated, all loan investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All loan investments are income producing unless otherwise indicated. All loan investments are first lien debt unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales, such as approval of the agent or borrower. The total par amount is presented for loan investments. Certain of the Company’s loan investments are pledged as collateral under the Company's credit facility. As of March 31, 2025, the Company standardized its industry classifications using Global Industry Classification Standard ("GICS") codes, replacing the previously varied classifications across the GICS structure.
The accompanying notes are an integral part of these consolidated financial statements.

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate ("SOFR"), an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), or Euro Interbank Offered Rate ("E"), which generally resets periodically. For each loan investment, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
(4)Loan investments is pledged as collateral under the Company's credit facility. A single investment may be divided into parts that are individually pledged as collateral to the Company's credit facility.
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
(8)Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the Company had no non-qualifying assets.
(9)For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Aerospace & Defense
Bluehalo Global Holdings, LLC	(4) (9)	Term Loan	SOFR + 6.00%	10.36%	11/8/2024	10/31/2025	$23,838	$23,703	$23,839	10.11%
Bluehalo Global Holdings, LLC	(5) (9)	Revolver	SOFR + 6.00%	10.40%	11/8/2024	10/31/2025	$100	87	88	0.04%
Neptune Platform Buyer LLC	(4)	Term Loan	SOFR + 5.25%	9.58%	11/8/2024	1/19/2031	$9,026	8,914	9,026	3.83%
Neptune Platform Buyer LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	$2,350	(30)	—	—%
Stellant Midco, LLC	(4)	Term Loan	P + 4.75%	10.79%	11/8/2024	10/1/2028	$5,080	5,077	5,034	2.14%
Stellant Midco, LLC	(4)	Term Loan	P + 4.50%	10.49%	11/8/2024	10/1/2028	$4,415	4,412	4,375	1.86%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.25%	9.58%	12/10/2024	11/1/2030	$5,781	5,752	5,752	2.44%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	$1,261	—	(6)	—%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	$556	554	555	0.24%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 5.00%	9.28%	11/8/2024	8/16/2027	$595	592	594	0.25%
Systems Planning And Analysis, Inc.	(5)	Revolver	—	0.50%	11/8/2024	8/16/2027	$3,128	(15)	(6)	—%
Systems Planning And Analysis, Inc.	(4) (5)	Delayed Draw Term Loan	SOFR + 5.00%	9.28%	11/8/2024	10/29/2027	$17,224	395	446	0.19%
								49,441	49,697	21.10%
Chemicals
USALCO, LLC	(4)	Term Loan	SOFR + 4.00%	8.57%	11/8/2024	9/30/2031	$8,949	8,905	8,949	3.80%
								8,905	8,949	3.80%
Commercial Services & Suppliers
Ambient Enterprises Holdco LLC	(4)	Term Loan	SOFR + 6.00%	10.08%	11/8/2024	6/28/2030	$11,691	11,567	11,670	4.96%
Ambient Enterprises Holdco LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 6.00%	10.08%	11/8/2024	6/28/2030	$1,730	86	96	0.04%
Ambient Enterprises Holdco LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	$685	(10)	(1)	—%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.10%	9.46%	11/8/2024	8/31/2028	$9,307	9,158	9,183	3.90%
American Combustion Industries, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.00%	9.46%	11/8/2024	8/31/2028	$3,195	2,955	2,964	1.26%
American Combustion Industries, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	8/31/2028	$3,772	(75)	(65)	(0.03)%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.10%	9.46%	11/8/2024	8/31/2028	$1,415	213	217	0.09%
ESCP DTFS Inc	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	9/28/2029	$32,918	32,358	32,407	13.76%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.33%	11/21/2024	11/21/2030	$27,000	26,535	26,528	11.26%
NWP Acquisition Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/21/2024	11/21/2030	$15,000	(131)	(263)	(0.11)%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	$5,000	(88)	(88)	(0.04)%
TCF III Owl Buyer LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.96%	11/8/2024	4/19/2026	$2,100	2,100	2,100	0.89%
TCF III Owl Buyer LLC	(4)	Term Loan	SOFR + 5.50%	9.96%	11/8/2024	4/19/2026	$2,843	2,843	2,843	1.21%
								87,511	87,591	37.19%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	10.40%	11/20/2024	11/15/2029	$12,342	12,100	12,095	5.14%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	$1,711	(33)	(34)	(0.01)%
Rogers Mechanical Contractors, LLC	(4)	Term Loan	SOFR + 6.25%	10.91%	11/8/2024	9/28/2028	$479	479	479	0.20%
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Rogers Mechanical Contractors, LLC	(5) (9)	Delayed Draw Term Loan	SOFR + 6.25%	10.87%	11/8/2024	9/28/2028	$977	$238	$238	0.10%
Rogers Mechanical Contractors, LLC	(5)	Revolver	—	0.50%	11/8/2024	9/28/2028	$140	—	—	—%
								12,784	12,778	5.43%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	$27,785	27,514	27,736	11.78%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	$6,613	6,549	6,601	2.80%
Apex Service Partners, LLC	(5) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.51%	11/8/2024	10/24/2030	$10,397	2,996	3,028	1.29%
Apex Service Partners, LLC	(5)	Revolver	SOFR + 5.00%	9.51%	11/8/2024	10/24/2029	$2,555	1,712	1,733	0.74%
IFH Franchisee Holdings, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.75%	10.12%	1/10/2025	5/21/2025	$13,888	13,680	13,680	5.81%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	4.48%	1/10/2025	3/31/2025	$3,136	(24)	(24)	(0.01)%
								52,427	52,754	22.41%
Financial Services
Electronic Merchant Systems, LLC	(4) (9)	Term Loan	SOFR + 3.75% - 4.75%	9.34%	11/18/2024	8/1/2030	$9,943	9,846	9,824	4.17%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.75%	9.21%	11/8/2024	8/10/2029	$3,613	3,648	3,650	1.55%
GC Waves Holdings, Inc.	(9)	Term Loan	SOFR + 4.75%	9.21%	12/31/2024	10/4/2030	$32	32	32	0.01%
GC Waves Holdings, Inc.	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.21%	11/8/2024	10/4/2030	$11,516	1,273	1,496	0.64%
Pathstone Family Office LLC	(4)	Term Loan	SOFR + 5.00%	9.46%	11/8/2024	5/15/2029	$16,113	16,019	16,038	6.81%
Pathstone Family Office LLC	(5)	Revolver	—	—	11/8/2024	5/15/2028	$1,048	(6)	(5)	—%
Pathstone Family Office LLC	(5)	Delayed Draw Term Loan	SOFR + 5.00%	9.46%	11/8/2024	5/15/2029	$5,440	68	74	0.03%
RPX Corporation	(4)	Term Loan	SOFR + 5.50%	10.02%	11/8/2024	8/2/2030	$20,439	20,236	20,431	8.68%
RPX Corporation	(5)	Revolver	—	0.50%	11/8/2024	10/23/2025	$2,601	(22)	(1)	—%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.58%	11/8/2024	10/2/2028	$2,795	2,795	2,806	1.19%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.56%	11/8/2024	10/2/2028	$6,964	6,964	6,991	2.97%
Wealth Enhancement Group, LLC	(4) (9)	Delayed Draw Term Loan	SOFR + 5.00%	9.55%	11/8/2024	10/2/2028	$3,745	3,745	3,759	1.60%
								64,598	65,095	27.65%
Health Care Equipment & Supplies
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$35	35	35	0.01%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$65	65	65	0.03%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$1,986	1,986	1,986	0.84%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$1,280	1,280	1,280	0.54%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 6.25%	10.72%	11/8/2024	3/31/2028	$100	73	73	0.03%
								3,439	3,439	1.45%
Health Care Providers & Services
Beacon Oral Specialists	(4) (5) (9)	Delayed Draw Term Loan	SOFR + 6.00%	10.36%	11/8/2024	12/14/2026	$4,997	1,219	1,230	0.52%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	$225	223	223	0.09%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	$2,217	2,199	2,202	0.94%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 6.75%	11.35%	11/8/2024	5/27/2027	$1,909	1,893	1,896	0.81%
Dentive Capital, LLC	(4) (5) (9)	Delayed Draw Term Loan	SOFR + 6.75%	11.35%	11/8/2024	12/23/2028	$2,128	1,147	1,151	0.49%
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Dentive Capital, LLC	(5)	Revolver	SOFR + 6.75%	11.35%	11/8/2024	5/27/2027	$100	$49	$49	0.02%
Dermcare Holdings, LLC	(6)	Term Loan	SOFR + 17.00%	17.00%	11/8/2024	10/16/2029	$585	577	588	0.25%
Dermcare Management, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.75%	10.42%	11/8/2024	4/21/2028	$14,704	10,936	10,936	4.64%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	$3,713	3,671	3,685	1.56%
LCM SDC Holdings, LLC	(6)	Term Loan	P + 13.25%	17.92%	11/8/2024	2/15/2029	$8,375	8,281	8,312	3.53%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	$1,335	1,320	1,325	0.56%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	17.92%	11/8/2024	2/15/2029	$578	572	574	0.24%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.00%	10.62%	11/8/2024	8/19/2027	$18,264	18,111	18,191	7.72%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$6,387	6,403	6,387	2.71%
Salt Dental Collective, LLC		Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$3,596	3,605	3,596	1.53%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$7,631	7,651	7,631	3.24%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$3,694	3,703	3,694	1.57%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$1,556	1,560	1,556	0.66%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$1,692	1,696	1,692	0.72%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$7,499	7,519	7,499	3.18%
Salt Dental Collective, LLC	(9)	Revolver	SOFR + 5.75% -6.75%	11.42%	11/8/2024	2/15/2028	$933	936	933	0.40%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	11.42%	11/8/2024	2/15/2028	$3,748	3,758	3,748	1.59%
								87,029	87,098	36.97%
Hotels, Restaurants & Leisure
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 6.00%	10.21%	11/8/2024	7/21/2027	$1,081	1,085	1,087	0.46%
								1,085	1,087	0.46%
Insurance
Accession Risk Management Group, Inc.	(4) (9)	Term Loan	SOFR + 4.75%	9.32%	11/8/2024	11/1/2029	$20,768	20,819	20,832	8.85%
Accession Risk Management Group, Inc.	(4) (9)	Delayed Draw Term Loan	SOFR + 4.75%	9.21%	11/8/2024	11/1/2029	$8,021	8,041	8,046	3.42%
Accession Risk Management Group, Inc.		Delayed Draw Term Loan	SOFR + 4.75%	9.08%	11/8/2024	11/1/2029	$1,029	1,032	1,032	0.44%
Accession Risk Management Group, Inc.	(5)	Revolver	SOFR + 4.75%	9.08%	11/8/2024	11/1/2029	$1,858	5	—	—%
Accession Risk Management Group, Inc.	(5) (9)	Delayed Draw Term Loan	SOFR + 4.75%	9.31%	11/8/2024	11/1/2029	$11,777	936	943	0.40%
Higginbotham Insurance Agency, Inc.	(4) (10)	Term Loan	SOFR + 4.50%	9.08%	11/8/2024	11/24/2028	$17,940	17,811	17,900	7.60%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	$513	511	513	0.22%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Term Loan	SOFR + 5.50%	10.59%	11/8/2024	11/1/2028	$861	858	862	0.37%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	$2,247	2,239	2,248	0.95%
Peter C. Foy & Associates Insurance Services, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	11/1/2028	$1,223	1,219	1,223	0.52%
Peter C. Foy & Associates Insurance Services, LLC	(5)	Revolver	—	0.50%	11/8/2024	11/1/2027	$100	—	—	—%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 6.00%	10.60%	11/8/2024	4/3/2028	$4,804	4,804	4,804	2.04%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	11/8/2024	4/3/2028	$100	—	—	—%
								58,275	58,403	24.81%
Multi-Utilities
Dukes Root Control Inc.	(4) (9)	Delayed Draw Term Loan	SOFR + 6.50%	11.20%	11/8/2024	10/8/2030	$93	93	93	0.04%
The accompanying notes are an integral part of these consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION Consolidated Schedule of Investments as of December 31, 2024 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 6.50%	11.16%	11/8/2024	6/30/2025	$5,734	$5,734	$5,734	2.43%
Dukes Root Control Inc.	(5) (9)	Revolver	SOFR + 6.50%	11.08%	11/8/2024	6/30/2025	$100	38	38	0.02%
								5,865	5,865	2.49%
Professional Services
RKD Group, LLC	(4)	Term Loan	SOFR + 6.00%	10.48%	11/8/2024	8/17/2028	$6,920	6,920	6,920	2.94%
RKD Group, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 6.00%	10.46%	11/8/2024	8/17/2028	$2,129	1,610	1,610	0.68%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.75%	9.23%	12/31/2024	12/30/2027	$828	815	815	0.34%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	6/29/2027	$1,898	1,882	1,898	0.80%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.75%	10.27%	11/8/2024	6/29/2027	$2,946	2,940	2,946	1.25%
VRC Companies, LLC	(9)	Delayed Draw Term Loan	SOFR + 5.75%	10.30%	11/8/2024	6/29/2027	$498	497	498	0.21%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	$100	(1)	—	—%
VRC Companies, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.65%	11/19/2024	6/29/2027	$20,483	1,613	1,837	0.78%
								16,276	16,524	7.00%
Software
GraphPAD Software, LLC	(4)	Term Loan	SOFR + 4.75%	9.08%	11/8/2024	6/30/2031	$13,803	13,738	13,928	5.91%
GraphPAD Software, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	9.08%	11/8/2024	6/30/2031	$3,458	329	376	0.16%
GraphPAD Software, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/30/2031	$1,297	(6)	—	—%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.83%	11/8/2024	12/30/2027	$5,018	4,973	4,976	2.11%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	10.09%	11/8/2024	12/30/2027	$5,933	5,881	5,885	2.50%
Superjet Buyer, LLC	(4) (5)	Delayed Draw Term Loan	SOFR + 5.50%	9.83%	11/8/2024	12/30/2027	$5,158	703	703	0.30%
								25,618	25,868	10.98%
Specialty Retail
Lash Opco, LLC	(4)	Term Loan	SOFR + 2.65%	7.84%	11/8/2024	3/18/2026	$2,626	2,538	2,538	1.08%
Orthofeet, Inc	(4)	Term Loan	P + 5.50%	10.59%	11/8/2024	7/30/2030	$13,010	12,779	12,801	5.44%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	$1,524	(27)	(25)	(0.01)%
								15,290	15,314	6.51%

Total Private Debt - United States								$488,544	$490,462	208.25%
Total Private Debt - non-controlled, non-affiliated								$488,544	$490,462	208.25%

(1)Unless otherwise indicated, all loan investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All loan investments are income producing unless otherwise indicated. All loan investments are first lien debt unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales, such as approval of the agent or borrower . The total par amount is presented for loan investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated. As of March 31, 2025, the Company standardized its industry classifications using Global Industry Classification Standard (“GICS”) codes, replacing the previously varied classifications across the GICS structure.
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
The accompanying notes are an integral part of these consolidated financial statements.

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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025

1. Organization
Willow Tree Capital Corporation (the “Company”), was formed on June 29, 2022 as a Maryland Corporation. The Company invests primarily in floating rate middle market senior secured loans. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, beginning with its tax year ended December 31, 2024, the Company has elected to be treated for U.S. federal income tax purposes and intends to qualify annually, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”).
On October 31, 2023, WT Capital Fund - SPV1, LLC (the "SPV Subsidiary"), a wholly owned subsidiary of the Company was formed. The SPV Subsidiary is consolidated in accordance with accounting principles generally accepted in the United States of America ("GAAP") for reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements. On January 19, 2024, Willow Tree Capital Offshore Blocker, LLC (the "Blocker Subsidiary"), a wholly owned subsidiary of the Company was formed. The SPV Subsidiary and Blocker Subsidiary are consolidated for GAAP reporting purposes, and the portfolio investments held by the SPV Subsidiary and Blocker Subsidiary are included in the consolidated financial statements. On December 23, 2025, WT Capital Fund - SPV1 Sub Gold LLC, a Delaware limited liability company, a wholly-owned subsidiary of the Company was formed and is consolidated for GAAP reporting purposes.
On November 8, 2024, immediately prior to the Company's election to be regulated as a BDC (the "BDC Election"), each of Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser and Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser merged with and into the Company (the "Merger"). After the Merger, the Company made the BDC Election, and commenced operations.
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
2. Summary of Significant Accounting Policies
Basis of Financial Statement Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements. The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). Certain prior period figures have been reclassified from those originally published in the annual report to conform to the current period presentation for comparative purposes.
Basis of Consolidation

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
As provided under ASC Topic 946 and Regulation S-X, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. All material intercompany transactions are eliminated in consolidation.
The Company consolidated the results of the Company’s wholly owned subsidiaries which are considered to be investment companies. All significant intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2025, the Company’s consolidated subsidiaries were the SPV Subsidiary, the Blocker Subsidiary and the WT Capital Fund - SPV1 Sub Gold LLC.
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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. The Company's Board of Directors (the "Board") or, if designated pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Adviser will determine the NAV per share quarterly. The NAV per share is equal to the value of total assets minus liabilities divided by the total number of shares of the Company's common stock outstanding at the date as of which the determination is made.
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company's investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the Company's quarterly valuation process begins with each portfolio company or investment being initially valued by the respective Willow Tree valuation team. Preliminary valuations are then reviewed and discussed with the principals of Willow Tree. Separately, an independent valuation firm engaged by the Board provides third party valuation consulting services with respect to the Company's investments at least twice annually for all investments held in the portfolio for at least six months.
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
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
Transfers between levels, if any, will be recognized at the beginning of the reporting period in which the transfer occurred. In addition to using the above inputs in investment valuations, the Company will apply the valuation policy approved by the Board, which is consistent with ASC 820. Under the valuation policy, the Company will evaluate the source of the inputs, including any markets in which the Company's investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Cash
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits. As of December 31, 2025 and December 31, 2024, the Company held $27.6 million and $8.1 million in cash, respectively. As of December 31, 2025 and December 31, 2024, the Company had no cash equivalents held.
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
the Expense Agreement. See “Note 3 - Agreements and Related Party Transactions” to the consolidated financial statements for more information.
Organizational expenses are expensed as incurred and include the cost of formation, including legal fees related to the creation and organization of the Company, their related documents of organization and the Company’s election to be regulated as a BDC.
Offering expenses are capitalized as a deferred charge and amortized to expense on a straight-line basis over a 12 month period beginning on the date which the Company first accepts capital contributions from unaffiliated shareholders in the Private Offering. Offering expenses include legal, printing and other offering costs, which include professional advisers fees, fees associated with the offering of common shares of the Company, and those associated with the preparation of the Company’s registration statement on Form 10. For the year ended December 31, 2025, the Company did not capitalize or expense any new offering costs.
Foreign Currency Translation
The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:
•Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the reporting period.
•Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.
The results of operations based on changes in foreign exchange rates are separately disclosed in the Consolidated Statements of Operations, if any. Foreign investment securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
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
Loans are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company's judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in the Company's judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value or is in the process of collection. Accrued interest is written-off when it becomes probable that the interest will not be collected, and the amount of uncollectible interest can be reasonably estimated.
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity.
Other Income
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company's investment activities. Such fees are recognized as income when earned or the services are rendered.
Income Taxes
The Company has elected to be treated, and intends to qualify annually, for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.
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
New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024 for public business entities (“PBEs”) and December 15, 2025 for entities other than PBEs with early adoption permitted. The Company has evaluated the impact of ASU 2023-09 on its consolidated financial statements and concluded the adoption of the standard had no material impact on the consolidated annual financial statements of the Company.
3. Agreements and Related Party Transactions
Formation Transactions
Prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”). Under this agreement, the Onshore Fund would merge with and into the Company, with the Company surviving the merger (the “Onshore Merger”). Before completing the Onshore Merger, the Adviser served as the investment adviser to the Onshore Fund. According to the Onshore Merger Agreement, the members

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
of the Onshore Fund would receive approximately 0.99 shares of the Company's common stock, par value $0.01 per share (the “Common Stock”), for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, the Company issued 6,939,661 shares of Common Stock and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Onshore Assets”), which had an aggregate net asset value $108.9 million.
Contemporaneously with entering the Onshore Merger Agreement, and prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”). Under this agreement, the Offshore Fund would merge with and into the Company, with the Company surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Before completing the Offshore Merger, the Adviser served as the investment adviser to the Offshore Fund. According to the Offshore Merger Agreement, the members of the Offshore Fund would receive one (1) share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, the Company issued 4,803,384 shares of Common Stock and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Offshore Assets”), which had an aggregate net asset value of $75.4 million.
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
Unless terminated earlier, the Investment Management Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company's outstanding voting securities, and, in either case, if also approved by the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).
Management Fee
The management fee (“Management Fee”) is payable quarterly in arrears and will be payable at an annual rate of 1.25% of the Company’s net assets at the end of the most recently completed calendar quarter. The Management Fee for any partial quarter will be prorated during the relevant calendar quarter.
For the years ended December 31, 2025 and December 31, 2024, the Company incurred $3.6 million and $0.4 million in Management Fees, respectively.
As of December 31, 2025 and December 31, 2024, $1.0 million and $0.4 million, respectively, of Management Fees, were unpaid and are included in management fees payable in the Consolidated Statements of Assets and Liabilities.
Incentive Fee
The Company pays the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts: an investment-income component and a capital gains component. These components are largely independent of each other, with the result that one component may be payable even if the other is not.

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
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
For the years ended December 31, 2025 and December 31, 2024, the Company incurred $4.2 million and $0.0, respectively, in investment income incentive fees. As of December 31, 2025 and December 31, 2024, $1.6 million and $0.0, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in the Consolidated Statements of Assets and Liabilities.
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
December 31, 2025
The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation. The capital gains component of the Incentive Fee will not be subject to any minimum return to shareholders.
Capital gains incentive fees accrued (but not yet payable) on a hypothetical liquidation basis under GAAP for the years ended December 31, 2025 and December 31, 2024, were $1.0 million and $0.0 million, respectively. As of December 31, 2025 and December 31, 2024, $1.0 million and $0.0 million, respectively, of accrued capital gains incentive fees are included in the Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company's outstanding voting securities, and, in each case, a majority of the independent directors. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of common stock. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.
For the years ended December 31, 2025 and December 31, 2024, the Company incurred $0.7 million and $0.1 million, respectively, in administration fees.
Expense Agreement
The Company and the Adviser previously entered into an expense agreement, pursuant to which the Adviser and its affiliates agreed to incur organizational, offering, and other general and administrative expenses on behalf of the Company until the BDC Election. Upon making the BDC Election, the Company incurred total expenses of $2.9 million which was comprised of $1.8 million of organizational expenses, $0.4 million of offering expenses, and $0.7 million of other general and administrative expenses that were previously subject to contingencies under the terms of the expense agreement.
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
4. Investments
The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and December 31, 2024 was as follows (amounts in thousands):

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Private Debt	$876,688	$884,414	100%	$488,544	$490,462	100%
Total investments	$876,688	$884,414	100%	$488,544	$490,462	100%

5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of December 31, 2025 and December 31, 2024 categorized by the ASC Topic 820 valuation hierarchy, as previously described (amounts in thousands):

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$884,414	$884,414
Total investments	$—	$—	$884,414	$884,414

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$490,462	$490,462
Total investments	$—	$—	$490,462	$490,462
The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025 (amounts in thousands):

Year ended December 31, 2025:	Private Debt
Fair value, beginning of period	$490,462
Purchases of investments (including PIK, if any)	546,718
Proceeds from principal repayments and sales of investments	(160,631)
Accretion of discount/amortization of premium	2,030
Net realized gain (loss)	27
Net change in unrealized appreciation (depreciation)	5,808
Fair value, end of period	$884,414
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2025	$6,219
For the year ended December 31, 2025, there were no transfers into or out of Level 3.
The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024 (amounts in thousands):

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025

Year ended December 31, 2024:	Private Debt
Fair value, beginning of period	$—
Securities contributed in-kind at fair value	386,917
Purchases of investments (including PIK, if any)	104,100
Proceeds from principal repayments and sales of investments	(2,625)
Accretion of discount/amortization of premium	152
Net change in unrealized appreciation (depreciation)	1,918
Fair value, end of period	$490,462
Net change in unrealized appreciation (depreciation) on non-controlled/ non-affiliated company investments still held at December 31, 2024	$1,918
For the year ended December 31, 2024, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
In accordance with ASC Topic 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands).

Type of Investment	Fair Value as of December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$866,518	Yield Analysis	Yield %	7.23% - 17.87%	9.14%
	17,896	Recent Transaction
Total	$884,414

Type of Investment	Fair Value as of December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$350,490	Yield Analysis	Yield %	7.71% - 16.30%	9.75%
	82,331	Market Approach	Enterprise Value/EBITDA	5.75x - 22.5x	14.25x
	57,641	Recent Transaction
Total	$490,462

6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 173.0% and 192.6%, respectively.
The following table presents the Company's outstanding borrowings as of December 31, 2025 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$575,000	$495,100	$79,900	$495,100	11/8/2029
Subscription Line	70,996	36,090	34,906	36,090	11/6/2026
Total	$645,996	$531,190	$114,806	$531,190
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
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
For the years ended December 31, 2025 and December 31, 2024, the Company had total average borrowings of $418.9 million and $258.4 million at a weighted average interest rate of 6.64% and 8.71%, respectively.
Credit Facility

On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan, Security and Collateral Management Agreement with Ally Bank, as administrative agent for a $300.0 million revolving credit facility (the “A&R Credit Facility”). The A&R Credit Facility combined, amended and restated the Prior Onshore Credit Facility and the Prior Offshore Credit Facility each as defined and described below. On February 21, 2025, the Borrower entered into a First Amendment to the A&R Credit Facility, which increased the total commitments thereunder from $300.0 million to $500.0 million. On December 23, 2025, the Company entered into a Second Amendment to the A&R Credit Facility which, among other things, (i) increased the total commitment under the A&R Credit Facility from $500.0 million to $575.0 million, (ii) joined WT Capital Fund - SPV 1 Sub Gold LLC, a wholly-owned subsidiary of the Company, as a new borrower, (iii) reduced applicable spreads, (iv) allow acquisitions of loans in foreign currencies such as EUR and GBP and (v) amend the definition of "Change of Control" and "Material Modification" as defined in the A&R Credit Facility.
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly-owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Prior Offshore Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Prior Offshore Borrower was a wholly-owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Prior Offshore Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”).
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
The A&R Credit Facility matures on November 8, 2029 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.00% per annum, at the Company's option. Prior to the effectiveness of the Second Amendment to the A&R Credit Facility, borrowings under the facility bore interest at a rate based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum, at the Company's option. The A&R Credit Facility also charges a non-usage fee, which for the first three months following February 21, 2025, was calculated daily based on the product of 0.50% and the unused facility amount. Thereafter, the non-usage fee is the sum of the following:

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
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
As of December 31, 2025 and December 31, 2024, the Company had an aggregate amount of $495.1 million and $214.8 million of debt outstanding, respectively.
For the years ended December 31, 2025 and December 31, 2024, the components of interest expense related to the Ally Bank A&R Credit Facility were as follows (amounts in thousands):

	For the year ended December 31,
	2025	2024
Borrowing interest expense	$23,555	$1,825
Unused facility fee	593	107
Amortization of deferred financing costs	1,428	160
Total interest and debt financing expense	$25,576	$2,092
Average borrowings	357,139	175,338
Weighted average interest rate	6.60%	7.05%
As of December 31, 2025 and December 31, 2024, each of the Company and the Borrower were in compliance with all covenants and other requirements applicable to it under the A&R Credit Facility.
Subscription Line
On November 8, 2024 the Company entered into a $90.0 million revolving credit facility with City National Bank, as administrative agent (the "Subscription Facility"). The Subscription Facility is a replacement of each of the Prior Onshore Subscription Facility and the Prior Offshore Subscription Facility each as defined and described below.
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
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
On November 7, 2025, the Company entered into a First Amendment to the Subscription Facility (the "First Amendment") which among things, (i) extended the maturity date from November 7, 2025 to November 6, 2026 and (ii) amended the definition of "Borrowing Base" from 60% of certain Unfunded Capital Commitments to 70% of such Unfunded Capital Commitments. The Subscription Facility bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum or Prime Rate plus 1.50% per annum, at the Company's option. The Subscription Facility also charges an unused commitment fee of 0.35% per annum on the unused available commitment during the applicable calendar quarter. As of December 31, 2025 and December 31, 2024, the Company had an aggregate amount of $36.1 million and $28.0 million of debt outstanding, respectively.
For the years ended December 31, 2025 and December 31, 2024, the components of interest expense related to the City National Bank Subscription Facility were as follows (amounts in thousands):

	For the year ended December 31,
	2025	2024
Borrowing interest expense	$4,261	$876
Unused facility fee	99	10
Amortization of deferred financing costs	729	115
Total interest and debt financing expense	$5,089	$1,001
Average borrowings	61,753	71,436
Weighted average interest rate	6.90%	8.31%
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
On November 8, 2024, we entered into a secured borrowing agreement which was collateralized by certain investments as indicated within the Consolidated Schedule of Investments. In accordance with ASC Topic 860, Transfers and Servicing, these Macquarie Transaction meet the criteria for secured borrowings. Accordingly, the investments financed by the Macquarie Transaction remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Secured Borrowings”). Interest under the secured borrowing agreement is calculated at the inception of each secured borrowing agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.68%.
As of December 31, 2025, the Company did not have any outstanding secured borrowings, as the contractual maturity of such secured borrowing agreement terminated on February 6, 2025. As of December 31, 2024, the Company had outstanding Secured Borrowings of $11.6 million associated with the secured borrowing agreement and the remaining contractual maturity of the secured borrowing agreement was 37 days.

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
The components of interest expense related to Macquarie for the years ended to December 31, 2025 and December 31, 2024 were as follows (amounts in thousands):

	For the year ended December 31,
	2025	2024
Borrowing interest expense	$98	$620
Unused facility fee	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$98	$620
Average borrowings	—	36,850
Weighted average interest rate	—%	8.64%
Senior Securities
Information about the Company's senior securities (including debt securities and other indebtedness) is shown in the following table as of the end of each of the last two fiscal years. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (1)	Asset Coverage Per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Credit Facility
Fiscal Year 2025	$495,100	$1,730	$—	N/A
Fiscal Year 2024	$214,766	$1,926	$—	N/A
Subscription Line
Fiscal Year 2025	$36,090	$1,730	$—	N/A
Fiscal Year 2024	$27,980	$1,926	$—	N/A
Participation Agreements
Fiscal Year 2025	N/A	N/A	$—	N/A
Fiscal Year 2024	$11,641	$1,926	$—	N/A
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
Other Commitments and Contingencies
Unfunded commitments
The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. The Company believes that it maintains sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. As of December 31, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $197.8 million and $135.1 million, respectively. Such commitments are subject to the

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.
As of December 31, 2025, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	$5,889
ACP Avenu Buyer, LLC	Revolver	2,061
AG Bells, LLC	Revolver	1,696
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	50
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	3,388
Ambient Enterprises Holdco, LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	3,376
American Combustion Industries, LLC	Revolver	236
Amerspirit FL, LLC	Delayed Draw Term Loan	865
Ampler QSR Holdings, LLC	Revolver	2,451
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	1,998
Amylu Borrower Sub, LLC	Revolver	2,508
Apex Service Partners, LLC	Delayed Draw Term Loan	23
Apex Service Partners, LLC	Revolver	1,885
Beacon Oral Specialists	Delayed Draw Term Loan	252
Beacon Oral Specialists	Delayed Draw Term Loan	1,171
Bristol Hospice, LLC	Revolver	3,779
Cards Live Oak Holdings INC	Delayed Draw Term Loan	50
Cards Live Oak Holdings INC	Revolver	33
Cvausa Management, LLC	Delayed Draw Term Loan	16,533
Cvausa Management, LLC	Revolver	1,111
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	4,090
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	2,272
Dentive Capital, LLC	Revolver	50
Dermcare Management, LLC	Delayed Draw Term Loan	18,476
Dukes Root Control Inc.	Revolver	908
Durare Bidco LLC	Delayed Draw Term Loan	50
Durare Bidco LLC	Revolver	50
Elessent Clean Technologies Inc.	Revolver	1,711
Flexera Software LLC	Revolver	50
GC Waves Holdings, Inc.	Delayed Draw Term Loan	1,092
High Street Buyer, Inc.	Delayed Draw Term Loan	17,251
HLSG Intermediate, LLC	Delayed Draw Term Loan	2,341
HLSG Intermediate, LLC	Revolver	837
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
KAMC Holdings, Inc.	Revolver	27
Legacy Precast Buyer	Delayed Draw Term Loan	5,157
Legacy Precast Buyer	Revolver	4,727
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1,403
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	641
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	4,000
NWP Acquisition Holdings, LLC	Revolver	5,000
Offen, Inc.	Revolver	3,178
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office, LLC	Revolver	797

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
Regent Surgical Health, LLC	Delayed Draw Term Loan	2,256
Regent Surgical Health, LLC	Revolver	7,824
RKD Group, LLC	Delayed Draw Term Loan	3,233
RKD Group, LLC	Revolver	1,805
Royal Holdco Corporation	Delayed Draw Term Loan	4,740
Royal Holdco Corporation	Revolver	404
RPX Corporation	Revolver	2,601
Salt Dental Collective, LLC	Revolver	78
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	4,942
Sandlot Baseball BorrowerCo, LLC	Revolver	2,253
Secretariat Advisors, LLC	Delayed Draw Term Loan	1,081
Stonebridge Companies, LLC	Delayed Draw Term Loan	1,327
Stonebridge Companies, LLC	Revolver	885
Superjet Buyer, LLC	Delayed Draw Term Loan	4,134
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	1,595
Systems Planning And Analysis, Inc.	Revolver	1,970
Together Womens Health, LLC	Delayed Draw Term Loan	10,905
Together Womens Health, LLC	Revolver	2,305
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	1,127
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	4,478
		$197,802
As of December 31, 2024, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
Accession Risk Management Group, Inc.	Delayed Draw Term Loan	$10,869
Accession Risk Management Group, Inc.	Revolver	1,858
Ambient Enterprises Holdco LLC	Delayed Draw Term Loan	1,630
Ambient Enterprises Holdco LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	189
American Combustion Industries, LLC	Delayed Draw Term Loan	3,772
American Combustion Industries, LLC	Revolver	1,179
Apex Service Partners, LLC	Delayed Draw Term Loan	7,388
Apex Service Partners, LLC	Revolver	818
Beacon Oral Specialists	Delayed Draw Term Loan	3,748
Bluehalo Global Holdings, LLC	Revolver	12
Dentive Capital, LLC	Delayed Draw Term Loan	973
Dentive Capital, LLC	Revolver	50
Dermcare Management, LLC	Delayed Draw Term Loan	3,768
Dukes Root Control Inc.	Revolver	62
Elessent Clean Technologies Inc.	Revolver	1,711
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10,135
GraphPAD Software, LLC	Delayed Draw Term Loan	3,113
GraphPAD Software, LLC	Revolver	1,297
HLSG Intermediate, LLC	Revolver	27
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
Neptune Platform Buyer LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	15,000
NWP Acquisition Holdings, LLC	Revolver	5,000
Orthofeet, Inc	Revolver	1,524

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
Pathstone Family Office LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office LLC	Revolver	1,048
Peter C. Foy & Associates Insurance Services, LLC	Revolver	100
RKD Group, LLC	Delayed Draw Term Loan	519
Rogers Mechanical Contractors, LLC	Delayed Draw Term Loan	738
Rogers Mechanical Contractors, LLC	Revolver	140
RPX Corporation	Revolver	2,601
Superjet Buyer, LLC	Delayed Draw Term Loan	4,454
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	16,745
Systems Planning And Analysis, Inc.	Revolver	3,128
VRC Companies, LLC	Delayed Draw Term Loan	18,577
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	100
		$135,145

Off-balance sheet risk
Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2025, and December 31, 2024 there were no commitments outstanding for derivative contracts.
Legal proceedings
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any material pending legal proceedings.
8. Net Assets
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share. The Company issues shares of common stock in the Private Offering on an ongoing basis at an offering price generally equal to the net asset value per share. As of December 31, 2025 and December 31, 2024, the Company had 24,058,078 and 14,940,044 issued and outstanding shares, respectively.

The Company issued and sold the following shares of common stock during the year ended December 31, 2025 (amounts in thousands, except share data):

Date	Number of Shares Issued	Gross Proceeds	Net Proceeds	Average Price/Share
3/28/2025	3,090,235	$50,000	$50,000	16.18
7/2/2025	2,148,557	35,000	35,000	16.29
12/29/2025	3,101,737	50,000	50,000	16.12
	8,340,529	$135,000	$135,000
During the year ended December 31, 2024, the Company issued and sold 68 shares of common stock, par value $0.01, for an aggregate purchase price of $1,020. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
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
December 31, 2025
9. Distributions and Dividend Reinvestment
The following table reflects the distributions declared on the Company’s common stock for the year ended December 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
6/10/2025	6/10/2025	6/17/2025	$0.30	$5,409
8/20/2025	8/20/2025	8/26/2025	0.36	7,345
11/3/2025	11/3/2025	11/19/2025	0.39	8,063
12/22/2025	12/22/2025	1/26/2026	0.44	9,221
			$1.49	$30,038
For the year ended December 31, 2024, no distributions were declared.
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan ("DRIP") for its shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the DRIP will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of Common Stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Pursuant to the DRIP, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the year ended December 31, 2025 (amounts in thousands, except share amounts).

Payment Date	DRIP Value	DRIP Shares Issued
6/17/2025	$3,622	222,903
8/26/2025	4,480	273,505
11/19/2025	4,638	281,097
	$12,740
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025 and December 31, 2024 (amounts in thousands, except per share data):

	For the year ended December 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$34,452	$1,196
Weighted average shares outstanding (basic and diluted)	18,655	1,811
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$1.84	$0.66
11. Tax Information
The Company has elected to be treated, and intends to qualify annually for U.S. federal income tax purposes as a RIC under Subchapter M of the Code.
GAAP requires that certain components of net assets be adjusted to reflect permanent book-to-tax differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. The following

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
permanent differences were reclassified for tax purposes among the components of net assets for the year ended December 31, 2025 and December 31, 2024 (amounts in thousands):

	For the year ended December 31,
	2025	2024
Paid-in capital	$(323)	$—
Accumulated earnings (losses)	323	—
As of December 31, 2025 and December 31, 2024, the components of distributable earnings (losses) on a tax-basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and permanent book or tax differences arising during the years ended December 31, 2025 and December 31, 2024 (amounts in thousands).

	For the year ended December 31,
	2025	2024
Other temporary differences	$(3,703)	$(2,380)
Undistributed ordinary income	1,909	1,561
Unrealized appreciation (depreciation)	7,726	1,918
Distributable earnings (losses)	$5,932	$1,099
The tax character of distributions paid for the year ended December 31, 2025 and December 31, 2024 were follows (amounts in thousands):

	For the year ended December 31,
	2025	2024
Ordinary income	$30,038	$—
Taxable income for the years ended December 31, 2025 and December 31, 2024, were as follows (amounts in thousands, except share and per share amounts):

	For the year ended December 31,
	2025	2024
Taxable income	$30,386	$1,950
Taxable income, per share	1.63	0.13
Weighted average shares of common stock outstanding	18,654,831	12,275,935
As of December 31, 2025 and December 31, 2024, gross unrealized appreciation and depreciation based on cost of investments for U.S. federal income tax purposes were as follows (amounts in thousands):

	For the year ended December 31,
	2025	2024
Tax cost of investments	$876,688	$488,544

Gross unrealized appreciation	8,626	2,273
Gross unrealized depreciation	(900)	(355)
Net unrealized appreciation (depreciation)	$7,726	$1,918
For the years ended December 31, 2025 and December 31, 2024, the Company accrued excise tax of $0.1 million and $0.04 million, respectively.
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

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations.
12. Financial Highlights
The following are financial highlights for common shares outstanding during the periods ended December 31, 2025 and from November 8, 2024 (commencement of operations) to December 31, 2024 (in thousands, except share and per share amounts):

	For the year ended December 31, 2025	For the period from November 8, 2024 (commencement of operations) to December 31, 2024
Per share data: (1)
Net asset value, beginning of period	$15.76	$15.69
Net investment income (loss)	1.53	(0.06)
Net change in unrealized appreciation (depreciation)	0.31	0.13
Net increase (decrease) in net assets from operations	1.84	0.07
Distributions declared (2)	(1.49)	—
Total increase (decrease) in net assets	0.35	0.07
Net asset value, end of period	$16.11	$15.76
Shares Outstanding, end of period	24,058,078	14,940,044
Total Return (3)	11.68%	0.45%
Ratios
Ratio of net expenses to average net assets (4)	14.76%	22.26%
Ratio of net investment income (loss) to average net assets (4)	9.44%	(2.49)%
Portfolio turnover rate (5)	20.61%	0.54%
Supplemental Data
Net Assets, end of period	$387,644	$235,490
Weighted average shares outstanding	18,654,831	12,275,935
Total capital commitments, end of period	$470,350	$470,350
Asset coverage ratio	172.98%	192.57%
Ratio of total contributed capital to total committed capital, end of period	81.15%	49.81%
(1)Per share amounts are calculated based on the weighted average shares outstanding for the year ended December 31, 2025 and during the period from November 8, 2024 (commencement of operations) to December 31, 2024.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9. Distributions and Dividend Reinvestment).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(4)Amounts are annualized. For the year ended December 31, 2025 the ratio of total operating expenses, excluding interest and borrowing expenses, to average net assets was 4.61%. For the year ended December 31, 2024, the ratio of total operating expenses to average net assets was 21.04%, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented 1.50% of average net assets.
(5)Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.
13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate attractive risk-adjusted total returns consisting current income and of capital appreciation. The CODM, which comprises the Company’s chief executive officer and chief financial officer, assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes consolidated net income as a key metric in determining the amount of distributions to be paid to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the Consolidated

WILLOW TREE CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2025
Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

14. Subsequent Events
The Company's management evaluated subsequent events through the date of the issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025, except as discussed below.
On January 26, 2026, the Company issued approximately 465,930 shares of its Common Stock pursuant to the Company's DRIP in connection with the distribution paid to shareholders on January 26, 2026.
On March 12, 2026, the Company's Board of Directors declared a distribution of $0.40 per share, payable on or around April 27, 2026 to shareholders of record at the close of business on March 12, 2026.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2025.
(c) Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None
(b) For the quarter ended December 31, 2025, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
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

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year-end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the date of our fiscal year-end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the date of our fiscal year-end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the date of our fiscal year-end.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:
1.Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 101 of this Annual Report.
2.Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report.
3.Exhibits – The following is a list of all exhibits filed as a part of this Annual Report, including those incorporated by reference.
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

4.2	Form of Subscription and Capital Commitment Agreement (Draw Down) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form 10, filed on May 24, 2024)
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, filed March 31, 2025)
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
10.11
First Amendment to Amended and Restated Loan, Security and Collateral Management Agreement, dated as of February 21, 2025, by and between Willow Tree Capital Corporation, as collateral manager, WT Capital Fund – SPV1, LLC, as borrower, each of the lenders from time to time party thereto and Ally Bank, as administrative agent and arranger (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed February 27, 2025)

10.12
First Amendment to Revolving Credit and Security Agreement, dated as of November 7, 2025, by and between Willow Tree Capital Corporation, as primary borrower, each of the lenders from time to time party thereto, and City National Bank, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed November 13, 2025)

10.13*
Second Amendment and Joinder to Amended and Restated Loan, Security and Collateral Management Agreement, dated as of December 23, 2025, by and between Willow Tree Capital Corporation, as collateral manager, WT Capital Fund – SPV1, LLC, as a borrower, WT Capital Fund -SPV1 Sub-Gold LLC, as a borrower, each of the lenders from time to time party thereto and Ally Bank, as administrative agent and arranger

14.10	Code of Ethics (incorporated by reference to Exhibit 14.10 to the Company's Annual Report on Form 10-K, filed March 31, 2025)
19.10	Insider Trading Policy (incorporated by reference to Exhibit 19.10 to the Company's Annual Report on Form 10-K, filed March 31, 2025)
21.10	List of Subsidiaries: WT Capital Fund - SPV1, LLC (Delaware) Willow Tree Capital Offshore Blocker, LLC (Delaware) WT Capital Fund - SPV1 Sub Gold, LLC (Delaware)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
*Filed herewith
** Furnished herewith
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2026	Willow Tree Capital Corporation

	By:	/s/ Timothy Lower
Timothy Lower
Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Mark Klingensmith
Mark Klingensmith
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2026.

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