Form 10-Q
period 2026-03-31
Willow Tree Capital Corp
filed 2026-05-13
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2026, the registrant had 26,654,360 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled “Risk Factors” in Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•Our future operating results;
•Our business prospects and prospects of our portfolio companies;
•The ability of our portfolio companies to achieve their objectives;
•Changes in political, economic, or industry conditions, the interest rate environment, imposition of tariffs, the risk of future government shutdowns or conditions affecting the financial and capital markets;
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
•Geo-political conditions, including revolution, insurgency or war including those arising out of the ongoing war between Russia and Ukraine, the conflicts in the Middle East, the ongoing turmoil in Europe and South America, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
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
ii

Part I. Financial Information
Item 1. Financial Statements
WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of March 31,	As of December 31,
	2026	2025
Assets	(unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $893,237 and $876,688 at March 31, 2026 and December 31, 2025, respectively)	$899,048	$884,414
Cash	27,078	27,591
Deferred financing costs	6,029	6,496
Interest, dividends and fee receivable	4,805	5,363
Receivable for investments sold	3	17,953
Prepaid expenses and other assets	61	85
Total assets	$937,024	$941,902

Liabilities
Borrowings	$491,580	$531,190
Distribution payable	9,810	9,242
Interest payable	7,317	7,831
Investment income incentive fees payable	1,902	1,616
Management fees payable	1,195	1,044
Accrued capital gains incentive fees	726	969
Accrued expenses and other liabilities	3,415	2,366
Total liabilities	$515,945	$554,258

Commitments and contingencies (see Note 7)

Net Assets
Common stock, $0.01 par value, 200,000,000 shares authorized, 26,235,272 and 24,058,078 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$262	$241
Additional paid in capital	416,637	381,471
Distributable earnings (loss)	4,180	5,932
Total net assets	$421,079	$387,644
Total liabilities and net assets	$937,024	$941,902
Net asset value per share	$16.05	$16.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Operations (Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended March 31,
	2026	2025
Investment income:
From non-controlled, non-affiliated investments:
Interest income	$20,514	$14,449
PIK interest income	1,287	—
Other income	16	184
Total investment income from non-controlled, non-affiliated investments	21,817	14,633
Total investment income	21,817	14,633

Expenses:
Interest and borrowing expenses	8,006	6,337
Investment income incentive fees	1,390	805
Management fees	1,195	726
Professional fees	557	556
Administration fees	187	124
Capital gains incentive fees (1)	(243)	—
Other general and administrative expenses	754	448
Total expenses	11,846	8,996
Net investment income	9,971	5,637

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(1,793)	1,854
Foreign currency translation	(121)	—
Net change in unrealized appreciation (depreciation)	(1,914)	1,854
Net realized and unrealized gain (loss)	(1,914)	1,854
Net increase (decrease) in net assets resulting from operations	$8,057	$7,491

Per share information - basic and diluted
Net investment income (loss) per share	$0.41	$0.37
Net increase (decrease) in net assets resulting from operations per share	$0.34	$0.50
Weighted average shares of common stock outstanding	24,546,696	15,077,388
(1) Capital gains incentive fees displayed above represents the reversal of previously accrued capital gains incentive fees which is based on a hypothetical liquidation basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the three month period ended March 31, 2026 (see Note 3).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Changes in Net Assets (Unaudited)
(in thousands, except share and per share amounts )

	For the three months ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$9,971	$5,637
Net realized and unrealized gain (loss)	(1,914)	1,854
Net increase (decrease) in net assets resulting from operations	8,057	7,491

Capital share transactions:
Issuance of common stock	27,500	50,000
Issuance of common stock from dividend reinvestment plan	7,688	—
Distributions to common shareholders	(9,810)	—
Net increase (decrease) from capital share transactions	25,378	50,000
Total increase (decrease) in net assets	33,435	57,491
Net assets, beginning of period	387,644	235,490
Net assets, end of period	$421,079	$292,981

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,057	$7,491
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,793	(1,854)
Net change in unrealized (appreciation) depreciation on foreign currency translations	121	—
Purchases of investment securities	(34,956)	(155,996)
Proceeds from sales and principal repayments of investment securities	20,628	11,961
Interest and fee income paid in kind	(1,287)	(687)
Net amortization of investment discounts and premiums	(933)	(356)
Amortization of deferred financing costs	467	391
Changes in operating assets and liabilities:
Interest, dividends and fee receivable	558	(896)
Receivable for investments sold	17,950	(490)
Prepaid expenses and other assets	24	117
Interest payable	(514)	2,587
Investment income incentive fees payable	286	805
Management fees payable	151	378
Accrued capital gains incentive fees	(243)	—
Payable for investments purchased	—	(12,881)
Accrued expenses and other liabilities	1,049	311
Net cash provided by (used in) operating activities	$13,151	$(149,119)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,500	50,000
Proceeds from borrowing	38,430	223,320
Repayments of borrowing	(78,040)	(101,222)
Distributions paid in cash	(1,554)	—
Deferred financing costs paid	—	(2,040)
Repayments of purchase agreements	—	(11,641)
Net cash provided by (used in) financing activities	$(13,664)	$158,417
Net increase (decrease) in cash	$(513)	$9,298
Cash, beginning of period	27,591	8,107
Cash, end of period	$27,078	$17,405

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for taxes	$37	$—
Cash paid during the period for interest	7,948	3,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Aerospace & Defense
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.45%	11/8/2024	1/19/2031	$8,434	$8,345	$8,387	1.99%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.45%	1/22/2025	1/19/2031	$2,243	2,243	2,231	0.53%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	P + 3.75%	10.50%	1/24/2025	1/19/2031	$1,403	145	137	0.03%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	P + 3.75%	10.50%	1/24/2025	1/19/2031	$641	306	305	0.07%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	$2,350	(23)	(13)	—%
Stellant Midco, LLC	(4)	Term Loan	SOFR + 4.50%	8.27%	9/15/2025	9/16/2030	$12,460	12,456	12,460	2.96%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.70%	12/10/2024	11/1/2030	$5,600	5,578	5,600	1.33%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	$1,261	—	—	—%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 4.75%	8.45%	11/8/2024	10/29/2027	$587	586	585	0.14%
Systems Planning And Analysis, Inc.	(5)	Revolver	—	0.50%	11/8/2024	10/29/2027	$3,128	(8)	(13)	—%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	11/8/2024	10/29/2027	$471	470	469	0.11%
Systems Planning And Analysis, Inc.	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.43%	11/8/2024	10/29/2027	$18,863	17,236	17,215	4.09%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	10/6/2025	10/29/2027	$6,504	6,462	6,477	1.54%
								53,796	53,840	12.79%
Commercial Services & Suppliers
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.95%	11/8/2024	6/28/2030	$11,633	11,536	11,633	2.76%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.95%	7/3/2025	6/28/2030	$2,013	1,982	2,012	0.48%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.95%	10/31/2025	6/28/2030	$1,091	1,073	1,091	0.26%
Ambient Enterprises Holdco, LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	$685	(8)	—	—%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	11/8/2024	6/28/2030	$2,589	1,343	1,382	0.33%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	12/31/2024	6/28/2030	$1,616	1,592	1,616	0.38%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	—	0.75%	10/31/2025	6/28/2030	$50	—	—	—%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	7/3/2025	6/28/2030	$1,577	1,553	1,577	0.37%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.25%	9.02%	11/8/2024	8/31/2028	$9,191	9,092	8,974	2.13%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.25%	9.02%	11/8/2024	8/31/2028	$1,415	1,164	1,146	0.27%
American Combustion Industries, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.02%	11/8/2024	8/31/2028	$3,768	341	304	0.07%
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.02%	11/8/2024	8/31/2028	$3,159	3,126	3,085	0.73%
Cards Live Oak Holdings Inc.	(4)	Term Loan	SOFR + 4.75%	8.45%	10/20/2025	10/21/2032	$18,669	18,496	18,496	4.39%
Cards Live Oak Holdings Inc.	(5),(9)	Revolver	P + 3.75%	9.13%	10/20/2025	10/21/2032	$50	18	18	—%
Cards Live Oak Holdings Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	9.04%	10/20/2025	10/21/2032	$50	18	18	—%
ESCP DTFS Inc.	(4)	Term Loan	SOFR + 5.50%	9.20%	11/8/2024	9/28/2029	$32,505	32,095	32,535	7.73%
KAMC Holdings, Inc.	(4)	Term Loan	SOFR + 5.25%	8.91%	8/1/2025	8/1/2031	$17,097	16,868	16,411	3.90%
KAMC Holdings, Inc.	(5)	Revolver	SOFR + 5.25%	8.92%	8/1/2025	8/1/2031	$36	9	8	—%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 5.25%	8.95%	11/21/2024	11/21/2030	$26,713	26,347	27,247	6.47%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	$5,050	(69)	—	—%
NWP Acquisition Holdings, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	8.95%	11/21/2024	11/21/2030	$14,978	14,758	15,227	3.62%
WRM Wastewater Merger Sub, Inc.	(4)	Term Loan	SOFR + 5.75%	9.42%	5/19/2025	12/28/2029	$1,389	1,372	1,389	0.33%
WRM Wastewater Merger Sub, Inc.	(4),(5)	Delayed Draw Term Loan	SOFR + 5.75%	9.42%	5/19/2025	12/28/2029	$4,652	162	219	0.05%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
								$142,868	$144,388	34.29%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	9.68%	11/20/2024	11/15/2029	$12,188	12,008	12,286	2.92%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	$1,711	(25)	—	—%
Legacy Precast Buyer	(4)	Term Loan	SOFR + 4.75%	8.42%	12/16/2025	12/16/2032	$18,150	17,976	17,966	4.27%
Legacy Precast Buyer	(5)	Revolver	—	0.38%	12/16/2025	12/16/2032	$4,727	(45)	(48)	-0.01%
Legacy Precast Buyer	(5)	Delayed Draw Term Loan	—	0.75%	12/16/2025	12/16/2032	$5,157	(24)	(26)	-0.01%
								29,890	30,178	7.17%
Containers and Packaging
Key Container Borrower, LLC	(4)	Term Loan	SOFR + 4.50%	8.17%	2/17/2026	2/17/2032	$5,649	5,594	5,593	1.33%
Key Container Borrower, LLC	(5)	Revolver	—	0.50%	2/13/2026	2/17/2032	$50	—	(1)	—%
Key Container Borrower, LLC	(5)	Delayed Draw Term Loan	—	—	2/13/2026	2/17/2032	$50	—	—	—%
								5,594	5,592	1.33%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	11/8/2024	10/24/2030	$27,437	27,225	27,602	6.56%
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	4/29/2025	10/24/2030	$25	25	25	0.01%
Apex Service Partners, LLC	(5),(9)	Revolver	SOFR + 5.00%	8.69%	11/8/2024	10/24/2029	$2,555	1,154	1,173	0.28%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	9/24/2024	10/24/2030	$6,530	6,480	6,569	1.56%
Apex Service Partners, LLC	(4),(9)	Delayed Draw Term Loan	SOFR +5.00%	8.68%	11/8/2024	10/24/2030	$10,304	10,264	10,366	2.46%
Apex Service Partners, LLC	(9)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	4/29/2025	10/24/2030	$74	74	75	0.02%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Term Loan	SOFR + 5.50%	9.16%	2/4/2025	2/4/2031	$11,949	11,755	11,518	2.74%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(5),(9)	Revolver	SOFR + 5.50%	9.17%	2/12/2025	2/4/2031	$4,260	1,919	1,834	0.44%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	2/4/2025	2/4/2031	$11,287	7,055	6,831	1.62%
IFH Franchisee Holdings, LLC	(4)	Term Loan	SOFR + 5.50%	9.16%	1/10/2025	12/20/2029	$13,715	13,559	13,728	3.26%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/10/2025	12/20/2029	$3,136	(18)	3	—%
Sandlot Baseball BorrowerCo, LLC	(5)	Revolver	—	0.50%	6/2/2025	12/27/2028	$2,253	—	—	—%
Sandlot Baseball BorrowerCo, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	6/2/2025	12/27/2028	$11,971	11,002	11,214	2.66%
Sandlot Baseball BorrowerCo, LLC	(5)	Delayed Draw Term Loan	—	1.00%	3/6/2026	12/27/2030	$50	—	1	—%
								90,494	90,939	21.60%
Energy Equipment & Services
Offen, Inc.	(4)	Term Loan	SOFR + 5.00%	8.67%	7/18/2025	7/22/2030	$41,530	41,169	41,065	9.75%
Offen, Inc.	(5)	Revolver	SOFR + 5.00%	8.67%	7/18/2025	7/23/2029	$3,178	1,264	1,255	0.30%
								42,433	42,320	10.05%
Entertainment
Amerspirit FL, LLC		Term Loan	SOFR + 4.75%	8.45%	9/26/2025	8/15/2030	$2,135	2,107	2,105	0.50%
Amerspirit FL, LLC		Delayed Draw Term Loan	SOFR + 4.75%	8.45%	9/26/2025	8/15/2030	$6,365	6,280	6,275	1.49%
Amerspirit FL, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.45%	9/26/2025	8/15/2030	$1,237	541	540	0.13%
								8,928	8,920	2.12%
Financial Services
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	11/18/2024	8/1/2030	$9,819	$9,744	$9,917	2.36%
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	8.43%	11/14/2025	8/1/2030	$1,368	1,353	1,382	0.33%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.50%	8.17%	12/31/2024	10/4/2030	$3,600	3,627	3,636	0.86%
GC Waves Holdings, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.17%	11/8/2024	10/4/2030	$11,415	11,325	11,529	2.74%
GC Waves Holdings, Inc.	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.17%	10/6/2025	10/4/2030	$1,150	365	382	0.09%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 4.50%	8.27%	11/26/2024	5/15/2029	$553	551	558	0.13%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 4.50%	8.27%	11/8/2024	5/15/2029	$15,356	15,291	15,508	3.68%
Pathstone Family Office, LLC	(5)	Revolver	SOFR + 4.50%	8.27%	11/8/2024	5/15/2028	$1,048	248	252	0.06%
Pathstone Family Office, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 4.50%	8.27%	11/8/2024	5/15/2029	$4,037	81	139	0.03%
Pathstone Family Office, LLC		Delayed Draw Term Loan	SOFR + 4.50%	8.27%	2/13/2026	5/15/2029	$1,402	1,391	1,416	0.34%
RPX Corporation	(4)	Term Loan	SOFR + 5.50%	9.18%	11/8/2024	8/2/2030	$20,183	20,026	20,183	4.79%
RPX Corporation	(5)	Revolver	—	0.50%	9/30/2025	8/2/2030	$2,601	(2)	—	—%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.25%	7.91%	11/8/2024	10/2/2028	$3,697	3,697	3,697	0.88%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.25%	7.91%	11/8/2024	10/2/2028	$6,875	6,875	6,875	1.63%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.25%	7.91%	11/8/2024	10/2/2028	$2,760	2,760	2,760	0.66%
								77,332	78,234	18.58%
Health Care Providers & Services
Beacon Oral Specialists	(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.94%	9/12/2025	12/14/2026	$1,171	240	239	0.06%
Beacon Oral Specialists	(4),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.39%	11/8/2024	12/14/2026	$4,713	4,703	4,699	1.12%
Bristol Hospice, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	8/26/2025	8/26/2032	$28,897	28,632	29,043	6.90%
Bristol Hospice, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2032	$3,779	(35)	—	—%
Cvausa Management, LLC	(4),(9)	Term Loan	SOFR + 5.25%	8.92%	1/14/2025	5/22/2029	$14,829	14,775	14,829	3.52%
Cvausa Management, LLC	(5)	Revolver	—	0.50%	1/14/2025	5/22/2028	$1,111	(4)	—	—%
Cvausa Management, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	8.93%	8/1/2025	5/22/2029	$22,369	5,528	6,085	1.45%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 7.25% (4.25% PIK)	10.95%	11/8/2024	12/22/2028	$4,284	4,262	4,151	0.99%
Dentive Capital, LLC	(5)	Revolver	SOFR + 7.25% (4.25% PIK)	10.95%	11/8/2024	5/27/2027	$52	2	—	—%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.95%	11/8/2024	12/22/2028	$233	232	226	0.05%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.95%	11/8/2024	12/22/2028	$1,200	1,193	1,162	0.28%
Dermcare Holdings, LLC	(6)	Term Loan	17.00% PIK	17.00%	11/8/2024	10/16/2029	$721	715	738	0.18%
Dermcare Management, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.00%	9.77%	11/8/2024	4/21/2028	$14,524	14,524	14,524	3.45%
Dermcare Management, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.00%	9.77%	3/31/2025	4/21/2028	$15,701	15,488	15,701	3.73%
GMLx Buyer LLC	(5)	Revolver	—	0.50%	1/2/2026	1/2/2032	$5,549	(67)	(69)	(0.02)%
GMLx Buyer LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/2/2026	1/2/2032	$13,317	(77)	(83)	(0.02)%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.02%	11/8/2024	2/15/2029	$720	716	749	0.18%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.02%	11/8/2024	2/15/2029	$1,663	1,652	1,729	0.41%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.02%	11/8/2024	2/15/2029	$10,430	10,364	10,847	2.58%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.02%	11/8/2024	2/15/2029	$4,624	4,595	4,809	1.14%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.77%	5/30/2025	2/15/2029	$2,770	$2,711	$2,709	0.64%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.77%	6/27/2025	2/15/2029	$8,399	8,213	8,215	1.95%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.77%	10/17/2025	2/15/2029	$5,087	4,960	4,975	1.18%
LCM SDC Holdings, LLC	(6)	Delayed Draw Term Loan	SOFR + 10.00% PIK	13.77%	4/30/2025	2/15/2029	$5,025	4,989	4,914	1.17%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.25%	11.21%	11/8/2024	8/19/2027	$17,662	17,584	17,662	4.19%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.00%	9.66%	6/2/2025	4/26/2029	$11,670	11,577	11,670	2.77%
Regent Surgical Health, LLC	(5)	Revolver	—	0.50%	9/12/2025	9/12/2030	$7,824	(105)	(110)	(0.03)%
Regent Surgical Health, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	9/12/2025	9/12/2030	$17,208	16,978	16,968	4.03%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.52%	11/8/2024	2/15/2028	$6,306	6,316	6,306	1.50%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.52%	11/8/2024	2/15/2028	$3,647	3,653	3,647	0.87%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.52%	11/8/2024	2/15/2028	$1,537	1,539	1,537	0.37%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.52%	11/8/2024	2/15/2028	$1,670	1,673	1,670	0.40%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.52%	11/8/2024	2/15/2028	$7,403	7,415	7,403	1.76%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.53%	11/8/2024	2/15/2028	$3,701	3,707	3,701	0.88%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.52%	11/8/2024	2/15/2028	$3,551	3,556	3,551	0.84%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.52%	10/17/2025	2/15/2028	$1,946	1,914	1,946	0.46%
Salt Dental Collective, LLC	(5)	Revolver	SOFR + 6.75%	10.52%	11/8/2024	2/15/2028	$933	857	856	0.20%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	10.52%	11/8/2024	2/15/2028	$7,536	7,548	7,535	1.79%
Salt Dental Collective, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 6.75%	10.52%	2/5/2026	2/15/2028	$50	38	39	0.01%
Together Womens Health, LLC	(4)	Term Loan	SOFR + 4.50%	8.20%	8/25/2025	8/26/2031	$8,571	8,474	8,571	2.04%
Together Womens Health, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2031	$2,305	(26)	—	—%
Together Womens Health, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.50%	8.20%	8/26/2025	8/26/2031	$12,610	1,631	1,773	0.42%
UEW Acquisition, LLC	(4)	Term Loan	SOFR + 5.50%	9.20%	8/13/2025	8/13/2030	$12,646	12,480	12,597	2.99%
								235,120	237,514	56.41%
Hotels, Restaurants & Leisure
AG Bells, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	8/19/2025	8/19/2031	$3,602	3,569	3,631	0.86%
AG Bells, LLC	(5)	Revolver	—	0.50%	8/19/2025	8/19/2030	$1,696	(15)	—	—%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	8/19/2025	8/19/2031	$4,207	4,169	4,191	1.00%
Ampler QSR Holdings, LLC	(5)	Revolver	—	5.00%	8/19/2025	8/19/2030	$2,451	(22)	(9)	—%
Stonebridge Companies, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	5/16/2025	5/16/2031	$4,622	4,563	4,632	1.10%
Stonebridge Companies, LLC	(5)	Revolver	—	0.50%	5/16/2025	5/16/2030	$885	(11)	—	—%
Stonebridge Companies, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/16/2025	5/16/2031	$1,327	(9)	3	—%
								12,244	12,448	2.96%
Insurance
HIG Operations Holdings, Inc.	(4)	Term Loan	SOFR + 4.50%	8.17%	12/11/2025	6/11/2031	$17,716	17,625	17,716	4.21%
High Street Buyer, Inc.	(5)	Delayed Draw Term Loan	SOFR + 4.50%	8.20%	7/18/2025	4/14/2028	$18,607	2,784	2,740	0.65%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 5.00%	8.70%	2/14/2025	4/3/2030	$44,293	44,293	44,293	10.52%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	2/14/2025	4/3/2030	$1,127	—	—	—%
								64,702	64,749	15.38%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Multi-Utilities
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.32%	11/8/2024	12/7/2029	$8,511	$8,494	$8,511	2.02%
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.31%	7/2/2025	12/7/2029	$2,076	2,063	2,076	0.49%
Dukes Root Control Inc.	(5)	Revolver	—	1.00%	11/8/2024	12/7/2029	$908	(5)	—	—%
Dukes Root Control Inc.	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	11/8/2024	12/7/2029	$347	346	347	0.08%
								10,898	10,934	2.60%
Professional Services
RKD Group, LLC	(4)	Term Loan	SOFR + 5.25%	8.90%	5/16/2025	5/19/2031	$3,486	3,456	3,438	0.82%
RKD Group, LLC	(5)	Revolver	—	0.50%	5/19/2025	5/19/2031	$1,805	(16)	(25)	(0.01)%
RKD Group, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/19/2025	5/19/2031	$3,233	(28)	(44)	(0.01)%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.50%	8.17%	3/12/2025	12/30/2030	$2,693	2,668	2,644	0.63%
Royal Holdco Corporation	(5),(9)	Revolver	SOFR + 4.50%	8.19%	3/13/2025	12/30/2030	$1,345	936	917	0.22%
Royal Holdco Corporation	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.19%	3/12/2025	12/30/2030	$6,001	2,179	2,120	0.50%
Secretariat Advisors, LLC	(4)	Term Loan	SOFR + 4.00%	7.70%	2/24/2025	2/28/2032	$4,748	4,727	4,694	1.11%
Secretariat Advisors, LLC	(5)	Delayed Draw Term Loan	—	4.00%	6/28/2025	2/28/2032	$1,081	—	(12)	—%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	9.19%	11/8/2024	6/29/2027	$2,909	2,905	2,909	0.69%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.25%	8.92%	11/8/2024	6/29/2027	$1,873	1,866	1,873	0.44%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	$100	—	—	—%
VRC Companies, LLC		Term Loan	SOFR + 5.00%	8.66%	12/11/2025	6/29/2027	$3,314	3,287	3,280	0.78%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.90%	11/19/2024	6/29/2027	$20,286	20,139	20,286	4.82%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.19%	11/8/2024	6/29/2027	$492	491	492	0.12%
								42,610	42,572	10.11%
Software
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.66%	4/21/2025	10/2/2029	$6,909	6,854	6,909	1.64%
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.66%	8/1/2025	10/2/2029	$10,150	10,058	10,150	2.41%
ACP Avenu Buyer, LLC	(5)	Revolver	—	0.50%	4/21/2025	10/2/2029	$2,061	(16)	—	—%
ACP Avenu Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	4/21/2025	10/2/2029	$5,889	(23)	—	—%
Durare Bidco LLC	(5)	Delayed Draw Term Loan	—	1.00%	8/7/2025	8/9/2032	$50	—	(1)	—%
Durare Bidco LLC	(4)	Term Loan	SOFR + 4.75%	8.41%	8/7/2025	8/9/2032	$9,042	8,959	8,866	2.11%
Durare Bidco LLC	(5)	Revolver	—	0.50%	8/7/2025	8/9/2032	$50	—	(1)	—%
Flexera Software LLC	(4)	Term Loan	SOFR + 4.50%	8.15%	8/13/2025	8/16/2032	$12,217	12,177	11,991	2.85%
Flexera Software LLC		Term Loan	E + 4.50%	6.45%	8/13/2025	8/16/2032	€2,976	3,458	3,366	0.80%
Flexera Software LLC	(5)	Revolver	—	0.25%	8/13/2025	8/16/2032	$50	—	(1)	—%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 4.50%	8.17%	11/8/2024	5/23/2030	$819	815	819	0.19%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 4.50%	8.17%	11/8/2024	5/23/2030	$4,955	4,929	4,955	1.18%
Superjet Buyer, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 4.50%	8.17%	11/8/2024	5/23/2030	$5,146	1,026	1,051	0.25%
								48,237	48,104	11.42%
Specialty Retail
Amylu Borrower Sub, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	4/29/2025	6/10/2031	$12,477	12,368	12,601	2.99%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of March 31, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled/non-affiliated
Amylu Borrower Sub, LLC	(5)	Revolver	—	0.50%	6/10/2025	6/10/2031	$2,508	$(22)	$—	—%
Amylu Borrower Sub, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/10/2025	6/10/2031	$1,997	326	364	0.09%
Lash Opco, LLC	(4)	Term Loan	SOFR + 7.00% (2.00% PIK)	8.77%	11/8/2024	9/17/2027	$2,772	2,772	2,647	0.63%
Orthofeet, Inc	(4)	Term Loan	SOFR + 5.50%	9.13%	11/8/2024	7/30/2030	$12,847	12,668	12,719	3.02%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	$1,524	(21)	(15)	—%
								28,091	28,316	6.72%

Total Private Debt - United States								$893,237	$899,048	213.51%

Total Private Debt - non-controlled/non-affiliated								$893,237	$899,048	213.51%

(1)Unless otherwise indicated, all loan investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All loan investments are income producing unless otherwise indicated. All loan investments are first lien debt unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales, such as approval of the agent or borrower. The total par amount is presented for loan investments. Certain of the Company’s loan investments are pledged as collateral under the Company's credit facility.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate ("SOFR"), an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), or Euro Interbank Offered Rate ("E"), which generally resets periodically. For each loan investment, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
(4)Loan investment is pledged as collateral under the Company's credit facility. A single investment may be divided into parts that are individually pledged as collateral to the Company's credit facility.
(5)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par.
(6)Investment is subordinated.
(7)Unless otherwise indicated, investments are valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Company's Board of Directors, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.
(8)Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, the Company had no non-qualifying assets.
(9)For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Aerospace & Defense
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	11/8/2024	1/19/2031	$8,434	$8,342	$8,433	2.18%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	1/22/2025	1/19/2031	$2,243	2,243	2,243	0.58%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/24/2025	1/19/2031	$1,403	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/24/2025	1/19/2031	$641	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	$2,350	(24)	—	—%
Stellant Midco, LLC	(4)	Term Loan	SOFR + 4.50%	8.32%	9/15/2025	9/16/2030	$12,491	12,487	12,491	3.22%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	12/10/2024	11/1/2030	$5,636	5,613	5,636	1.45%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	$1,261	—	—	—%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 4.75%	8.42%	11/8/2024	10/29/2027	$589	587	589	0.15%
Systems Planning And Analysis, Inc.	(5),(9)	Revolver	SOFR + 4.75%	10.00%	11/8/2024	10/29/2027	$3,128	1,149	1,159	0.30%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	11/8/2024	10/29/2027	$473	471	473	0.12%
Systems Planning And Analysis, Inc.	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.44%	11/8/2024	10/29/2027	$18,870	17,233	17,299	4.46%
Systems Planning And Analysis, Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	10/6/2025	10/29/2027	$6,512	6,463	6,512	1.68%
								54,564	54,835	14.15%
Commercial Services & Suppliers
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.92%	11/8/2024	6/28/2030	$11,663	11,559	11,750	3.03%
Ambient Enterprises Holdco, LLC	(4),(9)	Term Loan	SOFR + 5.25%	8.92%	7/3/2025	6/28/2030	$2,522	2,482	2,541	0.66%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.92%	10/31/2025	6/28/2030	$1,094	1,075	1,102	0.28%
Ambient Enterprises Holdco, LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	$685	(8)	—	—%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	—	0.75%	11/8/2024	6/28/2030	$3,388	(24)	55	0.01%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	12/31/2024	6/28/2030	$1,620	1,594	1,632	0.42%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	—	0.75%	10/31/2025	6/28/2030	$50	—	—	—%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	7/3/2025	6/28/2030	$281	276	282	0.07%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$9,214	9,106	9,037	2.33%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$1,415	1,162	1,152	0.30%
American Combustion Industries, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$3,769	337	321	0.08%
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$3,167	3,130	3,107	0.80%
Cards Live Oak Holdings INC	(4)	Term Loan	SOFR + 4.75%	8.42%	10/20/2025	10/21/2032	$18,716	18,535	18,529	4.78%
Cards Live Oak Holdings INC	(5)	Revolver	P + 3.75%	10.50%	10/20/2025	10/21/2032	$50	16	16	—%
Cards Live Oak Holdings INC	(5)	Delayed Draw Term Loan	—	1.00%	10/20/2025	10/21/2032	$50	—	(1)	—%
ESCP DTFS Inc.	(4)	Term Loan	SOFR + 5.50%	9.17%	11/8/2024	9/28/2029	$32,588	32,148	32,473	8.38%
KAMC Holdings, Inc.	(4)	Term Loan	SOFR + 5.25%	9.10%	8/1/2025	8/1/2031	$17,140	16,900	16,844	4.35%
KAMC Holdings, Inc.	(5),(9)	Revolver	SOFR + 5.25%	9.05%	8/1/2025	8/1/2031	$36	9	9	—%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 5.50%	9.17%	11/21/2024	11/21/2030	$26,730	$26,345	$26,997	6.96%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	$5,000	(72)	—	—%
NWP Acquisition Holdings, LLC	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.29%	11/21/2024	11/21/2030	$14,955	10,812	11,140	2.87%
TCF III Owl Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.34%	11/8/2024	4/19/2026	$2,814	2,814	2,814	0.73%
TCF III Owl Buyer, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.34%	11/8/2024	4/19/2026	$2,079	2,079	2,079	0.54%
WRM Wastewater Merger Sub, Inc.	(4)	Term Loan	SOFR + 5.75%	9.47%	5/19/2025	12/28/2029	$1,392	1,374	1,392	0.36%
WRM Wastewater Merger Sub, Inc.	(4),(5)	Delayed Draw Term Loan	SOFR + 5.75%	9.48%	5/19/2025	12/28/2029	$4,652	159	219	0.06%
								141,808	143,490	37.02%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	9.73%	11/20/2024	11/15/2029	$12,219	12,027	12,241	3.16%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	$1,711	(27)	—	—%
Legacy Precast Buyer	(4)	Term Loan	SOFR + 4.75%	8.46%	12/16/2025	12/16/2032	$18,150	17,970	17,969	4.64%
Legacy Precast Buyer	(5)	Revolver	—	0.38%	12/16/2025	12/16/2032	$4,727	(47)	(47)	-0.01%
Legacy Precast Buyer	(5)	Delayed Draw Term Loan	—	—	12/16/2025	12/16/2032	$5,157	(25)	(26)	-0.01%
								29,898	30,137	7.77%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	10/24/2030	$27,507	27,283	27,782	7.17%
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.84%	4/29/2025	10/24/2030	$25	25	25	0.01%
Apex Service Partners, LLC	(5),(9)	Revolver	SOFR + 5.00%	8.71%	11/8/2024	10/24/2029	$2,555	650	670	0.17%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	9/24/2024	10/24/2030	$6,547	6,494	6,612	1.71%
Apex Service Partners, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	8.78%	11/8/2024	10/24/2030	$10,330	10,288	10,432	2.69%
Apex Service Partners, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 5.00%	8.81%	4/29/2025	10/24/2030	$74	51	52	0.01%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Term Loan	SOFR + 5.50%	9.37%	2/4/2025	2/4/2031	$11,979	11,775	11,740	3.03%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(5),(9)	Revolver	SOFR + 5.50%	9.37%	2/12/2025	2/4/2031	$4,260	1,915	1,903	0.49%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	2/4/2025	2/4/2031	$11,305	7,064	7,031	1.81%
IFH Franchisee Holdings, LLC	(4)	Term Loan	SOFR + 5.50%	9.37%	1/10/2025	12/20/2029	$13,750	13,583	13,787	3.56%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/10/2025	12/20/2029	$3,136	(19)	9	—%
Sandlot Baseball BorrowerCo, LLC	(5)	Revolver	—	0.50%	6/2/2025	12/27/2028	$2,253	—	—	—%
Sandlot Baseball BorrowerCo, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/2/2025	12/27/2028	$11,999	7,006	7,107	1.83%
								86,115	87,150	22.48%
Energy Equipment & Services
Offen, Inc.	(4)	Term Loan	SOFR + 5.00%	8.82%	7/18/2025	7/22/2030	$41,635	41,252	41,218	10.63%
Offen, Inc.	(5)	Revolver	—	0.50%	7/18/2025	7/23/2029	$3,178	(29)	(32)	(0.01)%
								41,223	41,186	10.63%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Entertainment
Amerspirit FL, LLC		Term Loan	SOFR + 4.75%	8.42%	9/26/2025	8/15/2030	$2,135	$2,105	$2,104	0.54%
Amerspirit FL, LLC		Delayed Draw Term Loan	SOFR + 4.75%	8.42%	9/26/2025	8/15/2030	$6,365	6,275	6,272	1.62%
Amerspirit FL, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	9/26/2025	8/15/2030	$1,237	355	354	0.09%
								8,735	8,730	2.25%
Financial Services
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	9.07%	11/18/2024	8/1/2030	$9,844	9,764	9,926	2.56%
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	8.60%	11/14/2025	8/1/2030	$1,372	1,355	1,383	0.36%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.50%	8.22%	12/31/2024	10/4/2030	$3,609	3,637	3,609	0.93%
GC Waves Holdings, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.22%	11/8/2024	10/4/2030	$11,444	11,349	11,444	2.95%
GC Waves Holdings, Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.22%	10/6/2025	10/4/2030	$1,150	56	61	0.02%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/26/2024	5/15/2029	$554	552	560	0.14%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/15/2029	$15,395	15,325	15,549	4.01%
Pathstone Family Office, LLC	(5)	Revolver	SOFR + 5.00%	8.82%	11/8/2024	5/15/2028	$1,048	247	252	0.07%
Pathstone Family Office, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/15/2029	$5,439	74	153	0.04%
RPX Corporation	(4)	Term Loan	SOFR + 5.50%	9.25%	11/8/2024	8/2/2030	$20,234	20,068	20,234	5.22%
RPX Corporation	(5)	Revolver	—	0.50%	9/30/2025	8/2/2030	$2,601	(2)	—	—%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.49%	11/8/2024	10/2/2028	$3,707	3,707	3,707	0.96%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.49%	11/8/2024	10/2/2028	$6,892	6,892	6,892	1.78%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.49%	11/8/2024	10/2/2028	$2,767	2,767	2,767	0.71%
								75,791	76,537	19.74%
Health Care Equipment & Supplies
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$1,966	1,966	1,966	0.51%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$4,824	4,784	4,824	1.24%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.08%	3/14/2025	3/31/2029	$1,635	1,615	1,635	0.42%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$1,226	377	389	0.10%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$2,942	2,909	2,942	0.76%
HLSG Intermediate, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	3/14/2025	3/31/2029	$2,776	402	435	0.11%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$34	34	34	0.01%
								12,087	12,225	3.15%
Health Care Providers & Services
Beacon Oral Specialists	(5)	Delayed Draw Term Loan	—	1.00%	9/12/2025	12/14/2026	$1,171	(3)	(3)	—%
Beacon Oral Specialists	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	8.64%	11/8/2024	12/14/2026	$4,977	4,710	4,711	1.22%
Bristol Hospice, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	8/26/2025	8/26/2032	$28,970	28,694	28,970	7.47%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Bristol Hospice, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2032	$3,779	$(36)	$—	—%
Cvausa Management, LLC	(4),(9)	Term Loan	SOFR + 5.25%	8.97%	1/14/2025	5/22/2029	$14,867	14,809	15,016	3.87%
Cvausa Management, LLC	(5)	Revolver	—	0.50%	1/14/2025	5/22/2028	$1,111	(4)	—	—%
Cvausa Management, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	8.98%	8/1/2025	5/22/2029	$22,387	5,502	6,326	1.63%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	12/22/2028	$4,239	4,215	4,103	1.06%
Dentive Capital, LLC	(5)	Revolver	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	5/27/2027	$52	2	—	—%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	12/22/2028	$231	229	223	0.06%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	12/22/2028	$1,187	1,180	1,149	0.30%
Dermcare Holdings, LLC	(6)	Term Loan	17.0% PIK	17.00%	11/8/2024	10/16/2029	$692	685	703	0.18%
Dermcare Management, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.00%	9.82%	11/8/2024	4/21/2028	$14,561	14,561	14,473	3.73%
Dermcare Management, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 6.00%	9.82%	3/31/2025	4/21/2028	$24,768	5,917	6,142	1.58%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$690	685	718	0.19%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$1,594	1,582	1,658	0.43%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$9,998	9,926	10,398	2.68%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$4,433	4,401	4,610	1.19%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.82%	5/30/2025	2/15/2029	$2,710	2,646	2,644	0.68%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.82%	6/27/2025	2/15/2029	$8,217	8,015	8,018	2.07%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.82%	10/17/2025	2/15/2029	$4,977	4,839	4,856	1.25%
LCM SDC Holdings, LLC	(6)	Delayed Draw Term Loan	SOFR + 10.00% PIK	13.82%	4/30/2025	2/15/2029	$4,916	4,878	4,797	1.24%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.25%	10.23%	11/8/2024	8/19/2027	$17,662	17,570	17,705	4.57%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.25%	10.23%	6/2/2025	4/26/2029	$11,670	11,570	11,698	3.02%
Regent Surgical Health, LLC	(5)	Revolver	—	0.50%	9/12/2025	9/12/2030	$7,824	(110)	(117)	(0.03)%
Regent Surgical Health, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	9/12/2025	9/12/2030	$17,252	14,769	14,754	3.81%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$6,322	6,334	6,322	1.63%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$3,656	3,663	3,656	0.94%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$416	417	416	0.11%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$1,124	1,126	1,125	0.29%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$1,675	1,678	1,675	0.43%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$7,422	7,436	7,422	1.91%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$3,710	3,717	3,710	0.96%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$3,560	3,566	3,560	0.92%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	10/17/2025	2/15/2028	$1,951	1,915	1,951	0.50%
Salt Dental Collective, LLC	(5)	Revolver	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$933	857	856	0.22%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$7,555	$7,568	$7,555	1.95%
Together Womens Health, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	8/25/2025	8/26/2031	$8,593	8,491	8,495	2.19%
Together Womens Health, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2031	$2,305	(27)	(26)	(0.01)%
Together Womens Health, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	8/26/2025	8/26/2031	$12,614	1,629	1,635	0.42%
UEW Acquisition, LLC	(4)	Term Loan	SOFR + 5.50%	9.17%	8/13/2025	8/13/2030	$12,678	12,478	12,524	3.23%
								222,080	224,428	57.89%
Hotels, Restaurants & Leisure
AG Bells, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	8/19/2025	8/19/2031	$3,611	3,577	3,611	0.93%
AG Bells, LLC	(5)	Revolver	—	0.50%	8/19/2025	8/19/2030	$1,696	(16)	—	—%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	8/19/2025	8/19/2031	$4,217	4,178	4,199	1.08%
Ampler QSR Holdings, LLC	(5)	Revolver	—	5.00%	8/19/2025	8/19/2030	$2,451	(23)	(11)	—%
Stonebridge Companies, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	5/16/2025	5/16/2031	$4,646	4,583	4,658	1.20%
Stonebridge Companies, LLC	(5)	Revolver	—	0.50%	5/16/2025	5/16/2030	$885	(12)	2	—%
Stonebridge Companies, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/16/2025	5/16/2031	$1,327	(9)	3	—%
								12,278	12,462	3.22%
Insurance
High Street Buyer, Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.17%	7/18/2025	4/14/2028	$18,612	1,340	1,364	0.35%
Higginbotham Insurance Agency, Inc.	(4)	Term Loan	SOFR + 4.50%	8.22%	11/8/2024	6/11/2031	$17,760	17,664	17,760	4.58%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	2/14/2025	4/3/2030	$44,405	44,405	44,405	11.46%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	2/14/2025	4/3/2030	$1,127	—	—	—%
								63,409	63,529	16.39%
Multi-Utilities
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.47%	11/8/2024	12/7/2029	$8,533	8,514	8,533	2.20%
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.63%	7/2/2025	12/7/2029	$2,081	2,067	2,081	0.54%
Dukes Root Control Inc.	(5)	Revolver	—	1.00%	11/8/2024	12/7/2029	$908	(5)	—	—%
Dukes Root Control Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.48%	11/8/2024	12/7/2029	$348	347	348	0.09%
								10,923	10,962	2.83%
Professional Services
RKD Group, LLC	(4)	Term Loan	SOFR + 5.50%	9.38%	5/16/2025	5/19/2031	$3,494	3,463	3,452	0.89%
RKD Group, LLC	(5)	Revolver	—	0.50%	5/19/2025	5/19/2031	$1,805	(16)	(22)	(0.01)%
RKD Group, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/19/2025	5/19/2031	$3,233	(29)	(39)	(0.01)%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.50%	8.24%	3/12/2025	12/30/2030	$2,699	2,674	2,689	0.69%
Royal Holdco Corporation	(5),(9)	Revolver	SOFR + 4.50%	8.20%	3/13/2025	12/30/2030	$1,345	934	937	0.24%
Royal Holdco Corporation	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.29%	3/12/2025	12/30/2030	$6,003	1,234	1,264	0.33%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Secretariat Advisors, LLC	(4)	Term Loan	SOFR + 4.00%	7.67%	2/24/2025	2/28/2032	$4,760	$4,738	$4,727	1.22%
Secretariat Advisors, LLC	(5)	Delayed Draw Term Loan	—	4.00%	6/28/2025	2/28/2032	$1,081	—	(7)	—%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	9.19%	11/8/2024	6/29/2027	$2,916	2,912	2,916	0.75%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.25%	9.09%	11/8/2024	6/29/2027	$1,878	1,869	1,878	0.48%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	$100	—	—	—%
VRC Companies, LLC		Term Loan	SOFR + 5.00%	8.74%	12/11/2025	6/29/2027	$3,322	3,289	3,289	0.85%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	11/19/2024	6/29/2027	$20,337	20,161	20,337	5.25%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.19%	11/8/2024	6/29/2027	$493	493	493	0.13%
								41,722	41,914	10.81%
Software
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.74%	4/21/2025	10/2/2029	$6,926	6,868	6,978	1.80%
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.74%	8/1/2025	10/2/2029	$10,175	10,080	10,252	2.64%
ACP Avenu Buyer, LLC	(5)	Revolver	—	0.50%	4/21/2025	10/2/2029	$2,061	(17)	—	—%
ACP Avenu Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	4/21/2025	10/2/2029	$5,889	(25)	44	0.01%
Durare Bidco LLC	(5)	Delayed Draw Term Loan	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Durare Bidco LLC	(4)	Term Loan	SOFR + 4.75%	8.62%	8/7/2025	8/9/2032	$9,042	8,956	8,973	2.31%
Durare Bidco LLC	(5)	Revolver	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Flexera Software LLC	(4)	Term Loan	SOFR + 4.50%	8.35%	8/13/2025	8/16/2032	$12,217	12,176	12,186	3.14%
Flexera Software LLC		Term Loan	E + 4.50%	6.43%	8/13/2025	8/16/2032	€2,976	3,457	3,486	0.90%
Flexera Software LLC	(5)	Revolver	—	0.25%	8/13/2025	8/16/2032	$50	—	—	—%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/23/2030	$821	816	821	0.21%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/23/2030	$4,967	4,938	4,967	1.28%
Superjet Buyer, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/23/2030	$5,149	1,025	1,054	0.27%
								48,274	48,761	12.58%
Specialty Retail
Amylu Borrower Sub, LLC	(4)	Term Loan	SOFR + 5.00%	8.74%	4/29/2025	6/10/2031	$12,508	12,394	12,657	3.27%
Amylu Borrower Sub, LLC	(5)	Revolver	—	0.50%	6/10/2025	6/10/2031	$2,508	(23)	—	—%
Amylu Borrower Sub, LLC	(5)	Delayed Draw Term Loan	—	1.00%	6/10/2025	6/10/2031	$1,998	(8)	34	0.01%
Lash Opco, LLC	(4)	Term Loan	SOFR + 7.00% (2.00% PIK)	10.94%	11/8/2024	9/17/2027	$2,764	2,749	2,635	0.68%
Orthofeet, Inc	(4)	Term Loan	SOFR + 5.50%	9.70%	11/8/2024	7/30/2030	$12,880	12,691	12,757	3.29%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	$1,524	(22)	(15)	—%
								27,781	28,068	7.24%

Total Private Debt - United States								$876,688	$884,414	228.15%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated

Total Private Debt - non-controlled, non-affiliated								$876,688	$884,414	228.15%

(1)Unless otherwise indicated, all loan investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. All loan investments are income producing unless otherwise indicated. All loan investments are first lien debt unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales, such as approval of the agent or borrower. The total par amount is presented for loan investments. Certain of the Company’s loan investments are pledged as collateral under the Company's credit facility. As of March 31, 2025, the Company standardized its industry classifications using Global Industry Classification Standard ("GICS") codes, replacing the previously varied classifications across the GICS structure.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate ("SOFR"), an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), or Euro Interbank Offered Rate ("E"), which generally resets periodically. For each loan investment, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
(4)Loan investment is pledged as collateral under the Company's credit facility. A single investment may be divided into parts that are individually pledged as collateral to the Company's credit facility.
(5)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par.
(6)Investment is subordinated.
(7)Unless otherwise indicated, investments are valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Company's Board of Directors, in accordance with the Company’s valuation policy. See Note 2. Significant Accounting Policies and Note 5. Fair Value Measurements in the Notes to the Consolidated Financial Statements.
(8)Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, the Company had no non-qualifying assets.
(9)For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Notes to Financial Statements
1. Organization
Willow Tree Capital Corporation (the “Company”), was formed on June 29, 2022 as a Maryland Corporation. The Company invests primarily in floating rate middle market senior secured loans. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, beginning with its tax year ended December 31, 2024, the Company has elected to be treated for U.S. federal income tax purposes and intends to qualify annually, as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”).
On October 31, 2023, WT Capital Fund - SPV1, LLC (the "SPV Subsidiary"), a wholly owned subsidiary of the Company was formed. The SPV Subsidiary is consolidated in accordance with accounting principles generally accepted in the United States of America ("GAAP") for reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements. On January 19, 2024, Willow Tree Capital Offshore Blocker, LLC (the "Blocker Subsidiary"), a wholly owned subsidiary of the Company was formed. On December 23, 2025, WT Capital Fund - SPV1 Sub Gold LLC (the “SPV1 Subsidiary”), a Delaware limited liability company, a wholly-owned subsidiary of the Company was formed. The SPV Subsidiary, the Blocker Subsidiary and the SPV1 Subsidiary are consolidated for GAAP reporting purposes. The portfolio investments held by the SPV Subsidiary, the Blocker Subsidiary and the SPV1 Subsidiary are included in the consolidated financial statements.
On November 8, 2024, immediately prior to the Company's election to be regulated as a BDC (the "BDC Election"), each of Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser and Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser merged with and into the Company (the "Merger"). After the Merger, the Company made the BDC Election, and commenced operations.
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
2. Summary of Significant Accounting Policies
Basis of Financial Statement Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements. The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).

Basis of Consolidation
As provided under ASC Topic 946 and Regulation S-X, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. All material intercompany transactions are eliminated in consolidation.
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2026, the Company’s consolidated subsidiaries were the SPV Subsidiary, the Blocker Subsidiary and the SPV1 Subsidiary.
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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. The Company's Board of Directors (the "Board") or, if designated pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Adviser will determine the NAV per share quarterly. The NAV per share is equal to the value of total assets minus liabilities divided by the total number of shares of the Company's common stock outstanding at the date as of which the determination is made.
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company's investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the Company's quarterly valuation process begins with each portfolio company or investment being initially valued by the respective Willow Tree valuation team. Preliminary valuations are then reviewed and discussed with the principals of Willow Tree. Separately, an independent valuation firm engaged by the Board provides third party valuation consulting services with respect to the Company's investments at least twice annually for all investments held in the portfolio for at least six months.
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

The Company will apply FASB ASC 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company will consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Transfers between levels, if any, will be recognized at the beginning of the reporting period in which the transfer occurred. In addition to using the above inputs in investment valuations, the Company will apply the valuation policy approved by the Board, which is consistent with ASC 820. Under the valuation policy, the Company will evaluate the source of the inputs, including any markets in which the Company's investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Cash
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits. As of March 31, 2026 and December 31, 2025, the Company held $27.1 million and $27.6 million in cash, respectively. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents held.
Foreign Currency Translation
The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

•Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the reporting period.
•Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.
The results of operations based on changes in foreign exchange rates are separately disclosed in the Consolidated Statements of Operations, if any. Foreign investment securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Revenue Recognition
Interest and Dividend Income
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective investment security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
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
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity contains PIK provisions, PIK dividends computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. As of March 31, 2026 and December 31, 2025, the Company did not maintain any investments in equity securities.
Other Income
Other income may include income such as consent, waiver, amendment, unused, and prepayment fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.
Income Taxes
The Company has elected to be treated, and intends to qualify annually, for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.
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
New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 modifies the reporting requirements for income tax disclosures related to effective tax rates and cash income taxes paid. Pursuant to ASU 2023-09, public business entities are required to disclose certain categories in the income tax rate reconciliation, as well as additional information for reconciling items that meet a specific quantitative threshold. Additionally, ASU 2023-09 requires annual disclosures of income taxes paid for all entities, including the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024 for public business entities (“PBEs”) and December 15, 2025 for entities other than PBEs with early adoption permitted. The Company has evaluated the impact of ASU 2023-09 on its consolidated financial statements and concluded the adoption of the standard did not have a material impact on the consolidated financial statements of the Company.
3. Agreements and Related Party Transactions
Formation Transactions
Prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”). Under this agreement, the Onshore Fund would merge with and into the Company, with the Company surviving the merger (the “Onshore Merger”). Before completing the Onshore Merger, the Adviser served as the investment adviser to the Onshore Fund. According to the Onshore Merger Agreement, the members of the Onshore Fund would receive approximately 0.99 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, the Company issued 6,939,661 shares of Common Stock and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Onshore Assets”), which had an aggregate net asset value $108.9 million.
Contemporaneously with entering the Onshore Merger Agreement, and prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital Offshore Fund, LLC, a Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”). Under this agreement, the Offshore Fund would merge with and into the Company, with the Company surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Before completing the Offshore Merger, the Adviser served as the investment adviser to the Offshore Fund. According to the Offshore Merger Agreement, the members of the Offshore Fund would receive one (1) share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result, the Company issued 4,803,384 shares of Common Stock and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash, and other assets (collectively, the “Offshore Assets”), which had an aggregate net asset value of $75.4 million.

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
Unless terminated earlier, the Investment Management Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company's outstanding voting securities, and, in either case, if also approved by the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).
Management Fee
The management fee (“Management Fee”) is payable quarterly in arrears and will be payable at an annual rate of 1.25% of the Company’s net assets at the end of the most recently completed calendar quarter. The Management Fee for any partial quarter will be prorated during the relevant calendar quarter.
For the three months ended March 31, 2026 and 2025, the Company incurred $1.2 million and $0.7 million in Management Fees, respectively.
As of March 31, 2026 and December 31, 2025, $1.2 million and $1.0 million, respectively, of Management Fees, were unpaid and are included in management fees payable in the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2026 and 2025, the Company incurred $1.4 million and $0.8 million, respectively, in investment income incentive fees. As of March 31, 2026 and December 31, 2025, $1.9 million and $1.6 million, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in the Consolidated Statements of Assets and Liabilities.
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
Capital gains incentive fees accrued (reversed), but not yet payable, on a hypothetical liquidation basis under GAAP for the three months ended March 31, 2026 and 2025, were $(0.2) million and $0.0 million, respectively. As of March 31, 2026 and December 31, 2025, $0.7 million and $1.0 million, respectively, of accrued capital gains incentive fees are included in the Consolidated Statements of Assets and Liabilities.
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
Unless terminated earlier, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent directors. The Company may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a majority of the outstanding shares of common stock. In addition, the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.
For the three months ended March 31, 2026 and 2025, the Company incurred $0.2 million and $0.1 million, respectively, in administration fees.
Expense Agreement
The Company and the Adviser previously entered into an expense agreement, pursuant to which the Adviser and its affiliates agreed to incur organizational, offering, and other general and administrative expenses on behalf of the Company until the BDC Election. Upon making the BDC Election, the Company incurred total expenses of $2.9 million which was comprised of $1.8 million of organizational expenses, $0.4 million of offering expenses, and $0.7 million of other general and administrative expenses that were previously subject to contingencies under the terms of the expense agreement.
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
4. Investments
The composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025 was as follows (amounts in thousands):

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Private Debt	$893,237	$899,048	100%	$876,688	$884,414	100%
Total investments	$893,237	$899,048	100%	$876,688	$884,414	100%

5. Fair Value of Investments
The following table presents the fair value hierarchy of the Company’s investments as of March 31, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described (amounts in thousands):

	March 31, 2026
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$899,048	$899,048
Total investments	$—	$—	$899,048	$899,048

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$884,414	$884,414
Total investments	$—	$—	$884,414	$884,414

The following table presents the change in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026 (amounts in thousands):

Three months ended March 31, 2026:	Private Debt
Fair value, beginning of period	$884,414
Purchases of investments (including PIK, if any)	36,243
Proceeds from principal repayments and sales of investments	(20,628)
Accretion of discount/amortization of premium	933
Net change in unrealized appreciation (depreciation)	(1,914)
Fair value, end of period	$899,048
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at March 31, 2026	$(1,777)
For the three months ended March 31, 2026, there were no transfers into or out of Level 3.
The following table presents the change in the fair value of investments for which Level 3 inputs were used to determine the fair value for three months ended March 31, 2025 (amounts in thousands):

Three months ended March 31, 2025:	Private Debt
Fair value, beginning of period	$490,462
Purchases of investments (including PIK, if any)	156,684
Proceeds from principal repayments and sales of investments	(11,961)
Accretion of discount/amortization of premium	356
Net change in unrealized appreciation (depreciation)	1,854
Fair value, end of period	$637,395
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at March 31, 2025	$1,854
For the three months ended March 31, 2025, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands):

Type of Investment	Fair Value as of March 31, 2026	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$893,456	Yield Analysis	Yield %	7.04% - 17.62%	9.09%
	5,592	Recent Transaction
Total	$899,048

Type of Investment	Fair Value as of December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$866,518	Yield Analysis	Yield %	7.23% - 17.87%	9.14%
	17,896	Recent Transaction
Total	$884,414
6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 185.7% and 173.0%, respectively.
The following table presents the Company’s outstanding borrowings as of March 31, 2026 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$575,000	$475,600	$99,400	$475,600	11/8/2029
Subscription Line	51,746	15,980	35,766	15,980	11/6/2026
Total	$626,746	$491,580	$135,166	$491,580
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
The following table presents the Company's outstanding borrowings as of December 31, 2025 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$575,000	$495,100	$79,900	$495,100	11/8/2029
Subscription Line	70,996	36,090	34,906	36,090	11/6/2026
Total	$645,996	$531,190	$114,806	$531,190
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
For the three months ended March 31, 2026 and year ended December 31, 2025, the Company had total average borrowings of $517.7 million and $418.9 million at a weighted average interest rate of 5.77% and 6.64%, respectively.
Credit Facility

On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan, Security and Collateral Management Agreement with Ally Bank, as administrative agent for a $300.0 million revolving credit facility (the “A&R

Credit Facility”). The A&R Credit Facility combined, amended and restated the Prior Onshore Credit Facility and the Prior Offshore Credit Facility each as defined and described below. On February 21, 2025, the Borrower entered into a First Amendment to the A&R Credit Facility, which increased the total commitments thereunder from $300.0 million to $500.0 million. On December 23, 2025, the Company entered into a Second Amendment to the A&R Credit Facility which, among other things, (i) increased the total commitment under the A&R Credit Facility from $500.0 million to $575.0 million, (ii) joined the SPV1 Subsidiary as a new borrower, (iii) reduced applicable spreads, (iv) allow acquisitions of loans in foreign currencies such as EUR and GBP and (v) amend the definition of "Change of Control" and "Material Modification" as defined in the A&R Credit Facility.
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly-owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Prior Offshore Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Prior Offshore Borrower was a wholly-owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Prior Offshore Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”).
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
The A&R Credit Facility matures on November 8, 2029 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.00% per annum, at the Company's option. Prior to the effectiveness of the Second Amendment to the A&R Credit Facility, borrowings under the facility bore interest at a rate based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum, at the Company's option. The A&R Credit Facility also charges a non-usage fee, which for the first three months following February 21, 2025, was calculated daily based on the product of 0.50% and the unused facility amount. Thereafter, the non-usage fee is the sum of the following:
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
As of March 31, 2026 and December 31, 2025, the Company had an aggregate amount of $475.6 million and $495.1 million of debt outstanding, respectively.
For the three months ended March 31, 2026 and 2025, the components of interest expense related to the A&R Credit Facility were as follows (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Borrowing interest expense	$6,901	$4,470
Unused facility fee	110	155
Amortization of deferred financing costs	425	301
Total interest and debt financing expense	$7,436	$4,926
Average borrowings	487,386	264,101
Weighted average interest rate	5.74%	6.86%
As of March 31, 2026, and December 31, 2025, each of the Company and the Borrower were in compliance with all covenants and other requirements applicable to it under the A&R Credit Facility.
Subscription Line
On November 8, 2024, the Company entered into a $90.0 million revolving credit facility with City National Bank, as administrative agent (the "Subscription Facility"). The Subscription Facility is a replacement of each of the Prior Onshore Subscription Facility and the Prior Offshore Subscription Facility each as defined and described below.
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
On November 7, 2025, the Company entered into a First Amendment to the Subscription Facility (the "First Amendment") which among things, (i) extended the maturity date from November 7, 2025 to November 6, 2026 and (ii) amended the definition of "Borrowing Base" from 60% of certain Unfunded Capital Commitments to 70% of such Unfunded Capital Commitments. The Subscription Facility bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum or Prime Rate plus 1.50% per annum, at the Company's option. The Subscription Facility also charges an unused commitment fee of 0.35% per annum on the unused available commitment during the applicable calendar quarter.
As of March 31, 2026 and December 31, 2025, the Company had an aggregate amount of $16.0 million and $36.1 million of debt outstanding, respectively.

For the three months ended March 31, 2026 and 2025, the components of interest expense related to the City National Bank Subscription Facility were as follows (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Borrowing interest expense	$469	$1,091
Unused facility fee	34	23
Amortization of deferred financing costs	67	199
Total interest and debt financing expense	$570	$1,313
Average borrowings	30,278	64,485
Weighted average interest rate	6.28%	6.86%
Participation Agreements

Macquarie Bank Limited

In order to finance certain investment transactions, the Company may, from time to time, enter into secured borrowing agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90 days from the date it was sold (the “Macquarie Transaction”). In accordance with ASC Topic 860, Transfers and Servicing, these Macquarie Transactions meet the criteria for secured borrowings. Interest under the secured borrowing agreement was calculated at the inception of each secured borrowing agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.68%.
As of March 31, 2026 and December 31, 2025, the Company did not have any outstanding secured borrowings, as the contractual maturity of such secured borrowing agreement terminated on February 6, 2025.
The components of interest expense related to Macquarie for the three months ended March 31, 2026 and 2025, were as follows (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Borrowing interest expense	$—	$98
Unused facility fee	—	—
Amortization of deferred financing costs	—	—
Total interest and debt financing expense	$—	$98
Average borrowings	—	—
Weighted average interest rate	—%	—%

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
Other Commitments and Contingencies
Unfunded commitments
The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. The Company believes that it maintains sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. As of March 31, 2026 and December 31, 2025, the Company had unfunded investment commitments in the aggregate par amount of $176.4 million and $197.8 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.
As of March 31, 2026, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	$5,889
ACP Avenu Buyer, LLC	Revolver	2,061
AG Bells, LLC	Revolver	1,696
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	50
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	1,222
Ambient Enterprises Holdco, LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	3,376
American Combustion Industries, LLC	Revolver	236
Amerspirit FL, LLC	Delayed Draw Term Loan	680
Ampler QSR Holdings, LLC	Revolver	2,451
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	1,662
Amylu Borrower Sub, LLC	Revolver	2,508
Apex Service Partners, LLC	Revolver	1,382
Beacon Oral Specialists	Delayed Draw Term Loan	928
Bristol Hospice, LLC	Revolver	3,779
Cards Live Oak Holdings Inc.	Delayed Draw Term Loan	32
Cards Live Oak Holdings Inc.	Revolver	31
Cvausa Management, LLC	Delayed Draw Term Loan	16,533
Cvausa Management, LLC	Revolver	1,111
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	4,090
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	2,272
Dentive Capital, LLC	Revolver	50
Dukes Root Control Inc.	Revolver	908
Durare Bidco LLC	Delayed Draw Term Loan	50
Durare Bidco LLC	Revolver	50
Elessent Clean Technologies Inc.	Revolver	1,711
Flexera Software LLC	Revolver	50
GC Waves Holdings, Inc.	Delayed Draw Term Loan	782
GMLx Buyer LLC	Delayed Draw Term Loan	13,317
GMLx Buyer LLC	Revolver	5,549
High Street Buyer, Inc.	Delayed Draw Term Loan	15,810
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
KAMC Holdings, Inc.	Revolver	27
Key Container Borrower, LLC	Delayed Draw Term Loan	50
Key Container Borrower, LLC	Revolver	50
Legacy Precast Buyer	Delayed Draw Term Loan	5,157
Legacy Precast Buyer	Revolver	4,727
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1,258
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	333
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	50
NWP Acquisition Holdings, LLC	Revolver	5,050
Offen, Inc.	Revolver	1,887
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	3,938
Pathstone Family Office, LLC	Revolver	797
Regent Surgical Health, LLC	Revolver	7,824
RKD Group, LLC	Delayed Draw Term Loan	3,233
RKD Group, LLC	Revolver	1,805
Royal Holdco Corporation	Delayed Draw Term Loan	3,791
Royal Holdco Corporation	Revolver	404

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
RPX Corporation	Revolver	$2,601
Salt Dental Collective, LLC	Revolver	78
Salt Dental Collective, LLC	Delayed Draw Term Loan	11
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	50
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	886
Sandlot Baseball BorrowerCo, LLC	Revolver	2,253
Secretariat Advisors, LLC	Delayed Draw Term Loan	1,081
Stonebridge Companies, LLC	Delayed Draw Term Loan	1,327
Stonebridge Companies, LLC	Revolver	885
Superjet Buyer, LLC	Delayed Draw Term Loan	4,134
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	1,595
Systems Planning And Analysis, Inc.	Revolver	3,128
Together Womens Health, LLC	Delayed Draw Term Loan	10,905
Together Womens Health, LLC	Revolver	2,305
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	1,027
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	4,478
		$176,447
As of December 31, 2025, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	$5,889
ACP Avenu Buyer, LLC	Revolver	2,061
AG Bells, LLC	Revolver	1,696
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	50
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	3,388
Ambient Enterprises Holdco, LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	3,376
American Combustion Industries, LLC	Revolver	236
Amerspirit FL, LLC	Delayed Draw Term Loan	865
Ampler QSR Holdings, LLC	Revolver	2,451
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	1,998
Amylu Borrower Sub, LLC	Revolver	2,508
Apex Service Partners, LLC	Delayed Draw Term Loan	23
Apex Service Partners, LLC	Revolver	1,885
Beacon Oral Specialists	Delayed Draw Term Loan	252
Beacon Oral Specialists	Delayed Draw Term Loan	1,171
Bristol Hospice, LLC	Revolver	3,779
Cards Live Oak Holdings INC	Delayed Draw Term Loan	50
Cards Live Oak Holdings INC	Revolver	33
Cvausa Management, LLC	Delayed Draw Term Loan	16,533
Cvausa Management, LLC	Revolver	1,111
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	4,090
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	2,272
Dentive Capital, LLC	Revolver	50
Dermcare Management, LLC	Delayed Draw Term Loan	18,476
Dukes Root Control Inc.	Revolver	908
Durare Bidco LLC	Delayed Draw Term Loan	50
Durare Bidco LLC	Revolver	50
Elessent Clean Technologies Inc.	Revolver	1,711
Flexera Software LLC	Revolver	50
GC Waves Holdings, Inc.	Delayed Draw Term Loan	1,092

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
High Street Buyer, Inc.	Delayed Draw Term Loan	$17,251
HLSG Intermediate, LLC	Delayed Draw Term Loan	2,341
HLSG Intermediate, LLC	Revolver	837
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
KAMC Holdings, Inc.	Revolver	27
Legacy Precast Buyer	Delayed Draw Term Loan	5,157
Legacy Precast Buyer	Revolver	4,727
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1,403
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	641
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	4,000
NWP Acquisition Holdings, LLC	Revolver	5,000
Offen, Inc.	Revolver	3,178
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office, LLC	Revolver	797
Regent Surgical Health, LLC	Delayed Draw Term Loan	2,256
Regent Surgical Health, LLC	Revolver	7,824
RKD Group, LLC	Delayed Draw Term Loan	3,233
RKD Group, LLC	Revolver	1,805
Royal Holdco Corporation	Delayed Draw Term Loan	4,740
Royal Holdco Corporation	Revolver	404
RPX Corporation	Revolver	2,601
Salt Dental Collective, LLC	Revolver	78
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	4,942
Sandlot Baseball BorrowerCo, LLC	Revolver	2,253
Secretariat Advisors, LLC	Delayed Draw Term Loan	1,081
Stonebridge Companies, LLC	Delayed Draw Term Loan	1,327
Stonebridge Companies, LLC	Revolver	885
Superjet Buyer, LLC	Delayed Draw Term Loan	4,134
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	1,595
Systems Planning And Analysis, Inc.	Revolver	1,970
Together Womens Health, LLC	Delayed Draw Term Loan	10,905
Together Womens Health, LLC	Revolver	2,305
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	1,127
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	4,478
		$197,802
Off balance sheet risk
Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2026 and December 31, 2025, there were no commitments outstanding for derivative contracts.
Legal proceedings
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any material pending legal proceedings.

8. Net Assets
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share. The Company issues shares of common stock in the Private Offering on an ongoing basis at an offering price generally equal to the net asset value per share. As of March 31, 2026, the Company had 26,235,272 issued and outstanding shares.
The Company issued and sold the following shares of common stock during the three months ended March 31, 2026 (amounts in thousands, except share and per share amounts):

		For the Three Months Ended March 31, 2026
Date	Number of Shares Issued	Gross Proceeds	Net Proceeds	Average Price/Share
3/24/2026	1,711,263	$27,500	$27,500	16.07
	1,711,263	$27,500	$27,500
The Company issued and sold the following shares of common stock during the three months ended March 31, 2025 (amounts in thousands, except share and per share amounts):

		For the Three Months Ended March 31, 2025
Date	Number of Shares Issued	Gross Proceeds	Net Proceeds	Average Price/Share
3/28/2025	3,090,235	$50,000	$50,000	16.18
	3,090,235	$50,000	$50,000
9. Distributions and Dividend Reinvestment
The following table reflects the distributions declared on the Company’s common stock for the three months ended March 31, 2026 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
3/12/2026	3/12/2026	4/27/2026	$0.40	$9,810
			$0.40	$9,810
For the three months ended March 31, 2025, no distributions were declared.
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan ("DRIP") for its shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the DRIP will have their dividends or distributions automatically reinvested in additional shares of Common Stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of Common Stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Pursuant to the DRIP, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the three months ended March 31, 2026 (amounts in thousands, except share amounts).

Payment Date	DRIP Value	DRIP Shares Issued
1/26/2026	$7,688	465,930
	$7,688
The Company did not issue DRIP shares to shareholders for the three months ended March 31, 2025.

10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (amounts in thousands, except share and per share amounts):

	For the three months ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$8,057	$7,491
Weighted average shares outstanding (basic and diluted)	24,546,696	15,077,388
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.34	$0.50
11. Tax Information
For the three months ended March 31, 2026 and 2025, the Company did not accrue any excise or other taxes fees. For the three months ended March 31, 2026, the Company paid excise and other tax fees of $0.04 million. For the three months ended March 31, 2025, the Company did not pay any excise or other tax fees.
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements, nor does it expect any such positions to arise within the next 12 months. The Company is currently not undergoing any tax examinations.
12. Financial Highlights
The following are financial highlights for common shares outstanding during the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	For the three months ended March 31,
	2026	2025
Per share data: (1)
Net asset value, beginning of period	$16.11	$15.76
Net investment income (loss)	0.41	0.37
Net change in unrealized appreciation (depreciation)	(0.07)	0.12
Net increase (decrease) in net assets from operations	0.34	0.49
Distributions declared (2)	(0.40)	—
Total increase (decrease) in net assets	(0.06)	0.49
Net asset value, end of period	$16.05	$16.25
Shares Outstanding, end of period	26,235,272	18,030,278
Total Return (3)	2.11%	3.11%
Ratios
Ratio of net expenses to average net assets (4)	12.14%	15.34%
Ratio of net investment income (loss) to average net assets (4)	10.22%	9.61%
Portfolio turnover rate (5)	2.31%	2.12%
Supplemental Data
Net Assets, end of period	$421,079	$292,981
Weighted average shares outstanding	24,546,696	15,077,388
Total capital commitments, end of period	$470,350	$470,350

	For the three months ended March 31,
Asset coverage ratio	185.66%	180.30%
Ratio of total contributed capital to total committed capital, end of period	88.64%	60.44%
(1)Per share amounts are calculated based on the weighted average shares outstanding for the three months ended March 31, 2026 and 2025.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9. Distributions and Dividend Reinvestment).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(4)Amounts are annualized. For the three months ended March 31, 2026 and 2025, the ratio of total operating expenses, excluding interest and borrowing expenses, to average net assets was 3.93% was 15.34%, respectively.
(5)Portfolio turnover rate is calculated using the lesser of total sales or total purchases over the average of the investments at fair value for the period reported.
13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate attractive risk-adjusted total returns consisting current income and of capital appreciation. The CODM, which comprises the Company’s chief executive officer and chief financial officer, assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes consolidated net income as a key metric in determining the amount of distributions to be paid to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
14. Subsequent Events
The Company's management evaluated subsequent events through the date of the issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2026, except as discussed below.
On April 27, 2026, the Company issued approximately 419,089 shares of its Common Stock pursuant to the Company’s DRIP in connection with the distribution paid to shareholders on April 27, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this section contains forward-looking statements that involve risks and uncertainties. See “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included or incorporated by reference in Item 1 of this Quarterly Report. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview of Our Business
Willow Tree Capital Corporation (the "Company," "we," "us" or "our") was formed on June 29, 2022 as a Maryland corporation. The Company invests primarily in floating rate middle market senior secured loans. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated, and intends to qualify annually, for U.S. federal income tax purposes as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Willow Tree Capital Corp Advisors LLC (the “Adviser”). The Adviser is an investment adviser that is registered with the SEC under the Advisers Act of 1940, as amended. As an externally managed BDC, we do not have any employees, and our investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. We pay the Adviser for investment and management services pursuant to the terms of the Investment Management Agreement. Willow Tree Credit Partners LP (the "Administrator") serves as our administrator. The Administrator provides the administrative services necessary for us to operate pursuant to the Administration Agreement. The Administrator has entered into a sub-administration agreement with State Street Bank and Trust Company ("State Street") pursuant to which State Street will receive compensation for its services.
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
Formation Transaction
Prior to the Company electing to be regulated as a BDC (the "BDC Election"), on November 8, 2024, the Company entered into an agreement and plan of merger (the “Onshore Merger Agreement”) with Willow Tree Capital Fund, LLC, a Delaware limited liability company managed by the Adviser (the “Onshore Fund”), under which the Onshore Fund would merge with and into the Company, with the Company surviving the merger (the “Onshore Merger”). Before completing the Onshore Merger, the Adviser served as investment adviser to the Onshore Fund. According to the Onshore Merger Agreement, the members of the Onshore Fund would receive approximately 0.99 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) for each unit of membership interest held by such members. The Onshore Merger closed on November 8, 2024, prior to the BDC Election. As a result of the Onshore Merger, the Company issued 6,939,661 shares of Common Stock, and acquired a portfolio of assets consisting of 96 loans to 32 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets (collectively, the “Onshore Assets”), which assets had an aggregate net asset value of $108.9 million.
Contemporaneously with entering the Onshore Merger Agreement, and prior to the Company making the BDC Election, on November 8, 2024, the Company entered into an agreement and plan of merger (the “Offshore Merger Agreement” and, together with the Onshore Merger Agreement, the “Merger Agreements”) with Willow Tree Capital Offshore Fund, LLC, a

Cayman Islands limited liability company managed by the Adviser (the “Offshore Fund”), under which the Offshore Fund would merge with and into the Company, with the Company surviving the merger (the “Offshore Merger” and, together with the Onshore Merger, the “Mergers”). Before completing the Offshore Merger, the Adviser served as investment adviser to the Offshore Fund. According to the Offshore Merger Agreement, the members of the Offshore Fund would receive one (1) share of Common Stock for each unit of membership interest held by such members. The Offshore Merger closed on November 8, 2024, prior to the BDC Election. As a result of the Offshore Merger, the Company issued 4,803,384 shares of Common Stock, and acquired a portfolio of assets consisting of 51 loans to 26 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets (collectively, the “Offshore Assets”), which assets had an aggregate net asset value of $75.4 million.
Following the completion of the Mergers, the Company’s total assets were approximately $389.0 million consisting of 99 loans to 33 borrowers (including term loans, delayed draw term loans, and revolvers), cash and other assets.
Portfolio Composition
The total value of our investment portfolio was $899.0 million as of March 31, 2026, as compared to $884.4 million as of December 31, 2025. As of March 31, 2026, we had investments in 54 portfolio companies with an aggregate cost of $893.2 million. As of December 31, 2025, we had investments in 54 portfolio companies with an aggregate cost of $876.7 million.
As of March 31, 2026, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$893,237	100%	$899,048	100%
	$893,237	100%	$899,048	100%
As of December 31, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$876,688	100%	$884,414	100%
	$876,688	100%	$884,414	100%
The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of March 31, 2026 and December 31, 2025, were 9.2% and 3.9 years and 9.3% and 4.1 years, respectively.
Investment Activity
During the three months ended March 31, 2026, we made 10 new investments totaling $24.9 million of commitments, excluding short-term investments. During the three months ended March 31, 2026, we had full repayments in 2 portfolio company borrowers totaling $17.1 million. We had no investment realizations during the three months ended March 31, 2026.
During the three months ended March 31, 2025, we made 11 new investments totaling $142.6 million of commitments, excluding short-term investments. During the three months ended March 31, 2025, we had no investment realization activity.

The industry composition of investments based on fair value as of March 31, 2026, and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Health Care Providers & Services	26.42%	25.38%
Commercial Services & Suppliers	16.06%	16.22%
Diversified Consumer Services	10.11%	9.85%
Financial Services	8.70%	8.65%
Insurance	7.20%	7.18%
Aerospace & Defense	5.99%	6.20%
Software	5.35%	5.51%
Professional Services	4.74%	4.74%
Energy Equipment & Services	4.71%	4.66%
Construction & Engineering	3.36%	3.41%
Specialty Retail	3.15%	3.17%
Hotels, Restaurants & Leisure	1.38%	1.41%
Multi-Utilities	1.22%	1.24%
Entertainment	0.99%	1.00%
Containers & Packaging	0.62%	—%
Health Care Equipment & Supplies	—%	1.38%
Total	100%	100%
See Note 4 to our unaudited consolidated financial statements for further discussion on the Company's portfolio and selected balance sheet information as of March 31, 2026 and December 31, 2025, respectively.
The geographic composition of investments at cost and fair value as of March 31, 2026 were as follows (amounts in thousands):

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$893,237	$899,048	100%	213.51%
Total investments	$893,237	$899,048	100%	213.51%

The geographic composition of investments at cost and fair value as of December 31, 2025 were as follows (amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$876,688	$884,414	100%	228.15%
Total investments	$876,688	$884,414	100%	228.15%
Our Adviser monitors on an ongoing basis, the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the portfolio monitoring process, our Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The following risk rating scale is used:
•Investment Rating 1 is strong financial condition, trending positive;
•Investment Rating 2 is stable and performing;
•Investment Rating 3 is trending downward, but no expected principal loss; and
•Investment Rating 4 is non-accrual, possible principal impairment.
Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. All investments that carry a risk rating of 4 will be reviewed at least once per month with the Adviser's Chief Credit Officer, who is responsible for overseeing our restructuring processes. Activities relating to such investments ranges from a heightened level of interfacing with management and all other capital constituents to hiring financial and legal advisers in furtherance of a balance sheet restructuring. When deemed necessary, the Adviser professionals may participate as members or leaders of ad hoc creditors’ committees and/or be called upon to testify in bankruptcy court on behalf of a certain class of creditors. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of March 31, 2026, and December 31, 2025, respectively (amounts in thousands):

	March 31, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	0.0%	$—	0.0%
Grade 2	896,401	99.7%	881,779	99.7%
Grade 3	2,647	0.3%	2,635	0.3%
Grade 4	—	0.0%	—	0.0%
Total Investments	$899,048	100.0%	$884,414	100.0%
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2026, and December 31, 2025, we had no non-accrual assets.

Results of Operations
For the three months ended to March 31, 2026 and 2025
Operating results for the year ended March 31, 2026 and 2025 were as follows (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Total investment income	$21,817	$14,633
Net operating expenses	11,846	8,996
Net investment income before excise tax	9,971	5,637
Excise tax expense	—	—
Net investment income after excise tax	9,971	5,637
Net realized and unrealized gain (loss)	(1,914)	1,854
Net increase in net assets resulting from operations	$8,057	$7,491
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation.
Investment Income (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Interest income	$20,514	$14,449
PIK interest income	1,287	—
Other income	16	184
Total investment income	$21,817	$14,633
Investment income for the three months ended March 31, 2026 and 2025 was driven by our deployment of capital and an increasing invested balance.
Operating Expenses (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Interest and borrowing expenses	$8,006	$6,337
Investment income incentive fees	1,390	805
Management fees	1,195	726
Professional fees	557	556
Administration fees	187	124
Capital gains incentive fees	(243)	—
Other general and administrative expenses	754	448
Total expenses	$11,846	$8,996
Interest and Borrowing Expenses
Interest and other borrowing expenses during the three months ended March 31, 2026 and 2025, were attributable to borrowings under the Credit Facility and Subscription Line (as discussed below under “Liquidity and Capital Resources”). For the three months ended March 31, 2026 and 2025, the Company incurred $8.0 million and $6.3 million in interest and borrowing expenses, respectively. Interest and borrowing expenses increased approximately $1.7 million, or 26.3%, for the three months ended March 31, 2026 from the comparable period in 2025 due to an increase in the average debt outstanding of approximately $189.1 million, partially offset by a decrease in the weighted average interest rate of approximately 1.09%.

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
See Note 3 to our unaudited consolidated financial statements for additional information regarding the Investment Management Agreement and the fee arrangement thereunder. For the three months ended March 31, 2026 and 2025, the amount of Management Fee incurred was $1.2 million and $0.7 million, respectively. The increase in Management Fee for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was driven by the increase in net assets period over period.
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
For the three months ended March 31, 2026 and 2025, the Company incurred $1.4 million and $0.8 million, respectively, in investment income incentive fees. Investment income incentive fees increased approximately $0.6 million for the three months ended March 31, 2026 from the comparable period in 2025 due to a higher pre-incentive fee net investment income in excess of the hurdle period over period. As of March 31, 2026 and December 31, 2025, $1.9 million and $1.6 million, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in our Consolidated Statements of Assets and Liabilities.
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
Capital gains incentive fees accrued (reversed), but not yet payable, on a hypothetical liquidation basis under GAAP for the three months ended March 31, 2026 and 2025 was $(0.2) million and $0.0 million, respectively. As of March 31, 2026 and December 31, 2025, $0.7 million and $1.0 million, respectively, of accrued capital gains incentive fees are included in our Consolidated Statements of Assets and Liabilities.
Unless terminated earlier, the Investment Management Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the board of directors of the Company (the “Board”) or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by the vote of a majority of the Company's directors who are not parties to the Investment Management Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act).
Professional Fees
Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of us. For the three months ended March 31, 2026 and 2025, the Company incurred $0.6 million and $0.6 million in professional fees, respectively.
Administration Fees
Administration fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement. See Note 3 to our unaudited consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three months ended March 31, 2026 and 2025, the Company incurred $0.2 million and $0.1 million of administration fees, respectively.
Other General and Administrative Expenses
Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three months ended March 31, 2026 and 2025, the Company incurred $0.8 million and $0.4 million in other general and administrative expenses, respectively. The increase in other general and administrative expenses of approximately $0.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was driven by higher consulting fees and other operating costs incurred period over period.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2026 and 2025 was as follows (amounts in thousands):

	For the three months ended March 31,
	2026	2025
Non-controlled, non-affiliate investments	$(1,793)	$1,854
Foreign currency translation	(121)	—
Net unrealized appreciation (depreciation)	$(1,914)	$1,854
For the three months ended March 31, 2026, the Company recorded net unrealized depreciation on our current portfolio of $1.9 million. The net unrealized depreciation on the Company’s portfolio for the three months ended March 31, 2026 reflected the impact of wider market credit spreads across the private credit market, as well as certain company-specific fundamental performance factors, which collectively resulted in lower fair values across the Company’s debt investments.
For the three months ended March 31, 2025, the Company recorded net unrealized appreciation on our current portfolio of 1.9 million. The net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.
Net Realized Gain
For each of the three month periods ended March 31, 2026 and 2025, the Company did not recognize any realized gains (losses).
Liquidity and Capital Resources
We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Credit Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 185.7% and 173.0% as of March 31, 2026 and December 31, 2025, respectively.
Cash Flows
For the three months ended March 31, 2026, we experienced a net decrease in cash in the amount of $0.5 million. During that period, operating activities provided net cash of $13.2 million, consisting primarily of collection of receivable for investments sold of $18.0 million and sales and principal repayments of investment securities of $20.6 million, which was partially offset by purchases of investments securities of $35.0 million. In addition, financing activities used net cash of $13.7 million, consisting primarily of net repayments of borrowings under the Credit Facility (as defined below) and Subscription Line (as defined below) of $39.6 million, which was partially offset by proceeds from the issuance of shares of our common stock of $27.5 million. At March 31, 2026, we had $27.1 million of cash on hand.
For the three months ended March 31, 2025, we experienced a net increase in cash in the amount of 9.3 million. During that period, our operating activities used $149.1 million in cash, consisting primarily of purchases of portfolio investments of $156.0 million, which was partially offset by proceeds from sales and principal repayments of investment securities of $12.0 million. In addition, financing activities provided net cash of $158.4 million, consisting primarily of borrowings under the Credit Facility (as defined below) of $223.3 million and proceeds from the issuance of shares of our common stock of $50.0 million. At March 31, 2025, we had $17.4 million of cash on hand.

Financing Transactions
Credit Facility
On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an Amended and Restated Loan, Security and Collateral Management Agreement with Ally Bank, as administrative agent for a $300.0 million revolving credit facility (the “A&R Credit Facility”). The A&R Credit Facility combined, amended and restated the Prior Onshore Credit Facility and the Prior Offshore Credit Facility each as defined and described below. On February 21, 2025, the Borrower entered into a First Amendment to the A&R Credit Facility, which increased the total commitments thereunder from $300.0 million to $500.0 million. On December 23, 2025, the Company entered into a Second Amendment to the A&R Credit Facility which, among other things, (i) increased the total commitment under the A&R Credit Facility from $500.0 million to $575.0 million, (ii) joined WT Capital Fund - SPV 1 Sub Gold LLC, a wholly-owned subsidiary of the Company, as a new borrower, (iii) reduced applicable spreads, (iv) allow acquisitions of loans in foreign currencies such as EUR and GBP and (v) amend the definition of "Change of Control" and "Material Modification" as defined in the A&R Credit Facility.
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly-owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Prior Offshore Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Prior Offshore Borrower was a wholly-owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Prior Offshore Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”).
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
The A&R Credit Facility matures on November 8, 2029 and bears interest based on either Term SOFR or Daily Simple SOFR plus 2.00% per annum, at the Company's option. Prior to the effectiveness of the Second Amendment to the A&R Credit Facility, borrowings under the facility bore interest at a rate based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum, at the Company's option.
Subscription Line
On November 8, 2024 the Company entered into a $90.0 million revolving credit facility with City National Bank, as administrative agent (the "Subscription Facility"). The Subscription Facility is a replacement of each of the Prior Onshore Subscription Facility and the Prior Offshore Subscription Facility each as defined and described below.
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
On November 7, 2025, the Company entered into a First Amendment to the Subscription Facility which among things, (i) extended the maturity date from November 7, 2025 to November 6, 2026 and (ii) amended the definition of "Borrowing Base" from 60% of certain Unfunded Capital Commitments to 70% of such Unfunded Capital Commitments. The Subscription Facility bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum or Prime

Rate plus 1.50% per annum, at the Company’s option. The Subscription Facility also charges an unused commitment fee of 0.35% per annum on the unused available commitment during the applicable calendar quarter.
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
Distributions to Shareholders
We have elected to be treated, and intend to qualify annually as a RIC under the Code for U.S. federal income tax purposes, and intend to make the required distributions to our shareholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we are generally required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our Common Stock instead of in cash. A shareholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the shareholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our Common Stock.
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
During the three months ended March 31, 2026, we declared distributions of $9.8 million which were unpaid and included in the distribution payable in our Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2025, no distributions were declared and paid.

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
Investment Valuation Process
The Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of each of the Company’s investments:
•The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the respective Willow Tree valuation team member.
•Preliminary valuations are then reviewed and discussed with the principals of Willow Tree.
•Separately, an independent valuation firm engaged by the Board will provide third party valuation consulting services with respect to our investments at least twice annually for all investments held in the portfolio for at least six months. In certain cases, the Adviser may determine it is not cost-effective, and as a result is not in its shareholder’s best interest, to consult with the independent financial advisory services firm on its investments. Such instances include, but are not limited to, a loan closing a few days prior to quarter-end.
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
•The independent valuation firm will evaluate the Company’s valuation compared to its range. If there are discrepancies, they will be resolved via discussion with the Adviser.
•The Adviser’s valuation team prepares a valuation report for the audit committee of the Board.
•The audit committee of the Board (the "Audit Committee") is apprised of the preliminary valuations and the results of the independent valuation firm’s conclusion. Once resolved, the independent valuation firm issues its opinion as to whether our valuations are reasonable.
•The Audit Committee will review the preliminary valuations, and the Adviser responds and supplements the preliminary valuations to reflect any comments provided by the audit committee.
•The Audit Committee will make recommendations to the Board regarding the fair value of each investment in our portfolio; and
•The Board will discuss valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms, if any, and the respective audit committee, and determines the fair values of such assets.
Revenue Recognition
Interest and Dividend Income
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and PIK interest. Discounts from and premiums to par value on investments purchased are accreted/amortized into interest income over the life of the respective investment security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
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
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity contains PIK provisions, PIK dividends computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. As of March 31, 2026, the Company did not maintain any investments in equity securities.
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
Income Taxes
We have elected to be treated, and intend to qualify annually, as a RIC under the Code for U.S. federal income tax purposes. To maintain our RIC tax election, we must, among other requirements, meet certain annual source-of-income and quarterly asset diversification requirements. We also must annually satisfy the Annual Distribution Requirement.
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

Off-Balance Sheet Arrangements
Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of March 31, 2026 was as follows (amounts in thousands):

			March 31, 2026
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	April 21, 2027	$5,889	$—
ACP Avenu Buyer, LLC	Revolver	October 2, 2029	2,061	—
AG Bells, LLC	Revolver	August 19, 2030	1,696	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	April 30, 2027	50	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	April 30, 2027	1,222	—
Ambient Enterprises Holdco, LLC	Revolver	December 7, 2029	685	—
American Combustion Industries, LLC	Delayed Draw Term Loan	June 15, 2026	3,376	(79)
American Combustion Industries, LLC	Revolver	August 31, 2028	236	(6)
Amerspirit FL, LLC	Delayed Draw Term Loan	August 15, 2027	680	(10)
Ampler QSR Holdings, LLC	Revolver	August 19, 2030	2,451	(9)
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	June 10, 2027	1,662	17
Amylu Borrower Sub, LLC	Revolver	June 10, 2031	2,508	—
Apex Service Partners, LLC	Revolver	October 24, 2029	1,382	—
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	928	(3)
Bristol Hospice, LLC	Revolver	August 26, 2032	3,779	—
Cards Live Oak Holdings Inc.	Delayed Draw Term Loan	October 21, 2027	32	—
Cards Live Oak Holdings Inc.	Revolver	October 21, 2032	31	—
Cvausa Management, LLC	Delayed Draw Term Loan	February 1, 2027	16,533	—
Cvausa Management, LLC	Revolver	May 22, 2028	1,111	—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	August 4, 2026	4,090	(148)
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 4, 2031	2,272	(82)
Dentive Capital, LLC	Revolver	December 22, 2028	50	(2)
Dukes Root Control Inc.	Revolver	December 7, 2029	908	—
Durare Bidco LLC	Delayed Draw Term Loan	August 7, 2028	50	(1)
Durare Bidco LLC	Revolver	August 9, 2032	50	(1)
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	—
Flexera Software LLC	Revolver	August 16, 2032	50	(1)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 6, 2027	782	8
GMLx Buyer LLC	Delayed Draw Term Loan	January 2, 2028	13,317	(166)
GMLx Buyer LLC	Revolver	January 2, 2032	5,549	(69)
High Street Buyer, Inc.	Delayed Draw Term Loan	July 19, 2027	15,810	(126)
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	December 21, 2026	3,136	3
KAMC Holdings, Inc.	Revolver	August 1, 2031	27	(1)
Key Container Borrower, LLC	Delayed Draw Term Loan	February 17, 2028	50	—
Key Container Borrower, LLC	Revolver	February 17, 2032	50	(1)
Legacy Precast Buyer	Delayed Draw Term Loan	December 16, 2027	5,157	(52)
Legacy Precast Buyer	Revolver	December 16, 2032	4,727	(48)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	1,258	(7)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	333	(2)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	2,350	(13)
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	May 21, 2026	50	1
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,050	—

			March 31, 2026
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Offen, Inc.	Revolver	July 23, 2029	$1,887	$(21)
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(15)
Pathstone Family Office, LLC	Delayed Draw Term Loan	June 21, 2026	3,938	39
Pathstone Family Office, LLC	Revolver	May 15, 2028	797	—
Regent Surgical Health, LLC	Revolver	September 12, 2030	7,824	(110)
RKD Group, LLC	Delayed Draw Term Loan	May 19, 2027	3,233	(44)
RKD Group, LLC	Revolver	May 19, 2031	1,805	(25)
Royal Holdco Corporation	Delayed Draw Term Loan	March 8, 2027	3,791	(68)
Royal Holdco Corporation	Revolver	December 30, 2030	404	(7)
RPX Corporation	Revolver	August 2, 2030	2,601	—
Salt Dental Collective, LLC	Revolver	February 15, 2028	78	—
Salt Dental Collective, LLC	Delayed Draw Term Loan	March 30, 2026	11	—
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	June 5, 2026	50	1
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	June 5, 2026	886	9
Sandlot Baseball BorrowerCo, LLC	Revolver	December 27, 2028	2,253	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	February 26, 2027	1,081	(12)
Stonebridge Companies, LLC	Delayed Draw Term Loan	May 16, 2027	1,327	3
Stonebridge Companies, LLC	Revolver	May 16, 2030	885	—
Superjet Buyer, LLC	Delayed Draw Term Loan	May 23, 2026	4,134	—
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	—
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	June 7, 2027	1,595	(6)
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	3,128	(13)
Together Womens Health, LLC	Delayed Draw Term Loan	August 26, 2027	10,905	—
Together Womens Health, LLC	Revolver	August 26, 2031	2,305	—
VRC Companies, LLC	Revolver	June 29, 2027	100	—
World Insurance Associates, LLC	Revolver	April 3, 2030	1,027	—
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	May 19, 2027	4,478	—
			$176,447	$(1,067)
The balance of unused commitments to extend financing as of December 31, 2025 was as follows (amounts in thousands):

			December 31, 2025
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	April 21, 2027	$5,889	$44
ACP Avenu Buyer, LLC	Revolver	October 2, 2029	2,061	—
AG Bells, LLC	Revolver	August 19, 2030	1,696	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	April 30, 2027	50	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	April 30, 2027	3,388	25
Ambient Enterprises Holdco, LLC	Revolver	December 7, 2029	685	—
American Combustion Industries, LLC	Delayed Draw Term Loan	June 15, 2026	3,376	(65)
American Combustion Industries, LLC	Revolver	August 31, 2028	236	(5)
Amerspirit FL, LLC	Delayed Draw Term Loan	August 15, 2027	865	(13)
Ampler QSR Holdings, LLC	Revolver	August 19, 2030	2,451	(11)
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	June 10, 2027	1,998	24
Amylu Borrower Sub, LLC	Revolver	June 10, 2031	2,508	—
Apex Service Partners, LLC	Delayed Draw Term Loan	April 29, 2027	23	—
Apex Service Partners, LLC	Revolver	October 24, 2029	1,885	—
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	252	(1)
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	1,171	(3)
Bristol Hospice, LLC	Revolver	August 26, 2032	3,779	—
Cards Live Oak Holdings INC	Delayed Draw Term Loan	October 21, 2027	50	(1)
Cards Live Oak Holdings INC	Revolver	October 21, 2032	33	—
Cvausa Management, LLC	Delayed Draw Term Loan	February 1, 2027	16,533	165

			December 31, 2025
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cvausa Management, LLC	Revolver	May 22, 2028	$1,111	$—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	August 4, 2026	4,090	(82)
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 4, 2031	2,272	(45)
Dentive Capital, LLC	Revolver	December 22, 2028	50	(2)
Dermcare Management, LLC	Delayed Draw Term Loan	March 31, 2026	18,476	(112)
Dukes Root Control Inc.	Revolver	December 7, 2029	908	—
Durare Bidco LLC	Delayed Draw Term Loan	August 7, 2028	50	—
Durare Bidco LLC	Revolver	August 9, 2032	50	—
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	—
Flexera Software LLC	Revolver	August 16, 2032	50	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 6, 2027	1,092	—
High Street Buyer, Inc.	Delayed Draw Term Loan	July 19, 2027	17,251	(86)
HLSG Intermediate, LLC	Delayed Draw Term Loan	March 14, 2027	2,341	—
HLSG Intermediate, LLC	Revolver	March 30, 2029	837	—
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	December 21, 2026	3,136	9
KAMC Holdings, Inc.	Revolver	August 1, 2031	27	—
Legacy Precast Buyer	Delayed Draw Term Loan	December 16, 2027	5,157	(52)
Legacy Precast Buyer	Revolver	December 16, 2032	4,727	(47)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	1,403	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	641	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	2,350	—
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	May 21, 2026	4,000	40
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	—
Offen, Inc.	Revolver	July 23, 2029	3,178	(32)
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(15)
Pathstone Family Office, LLC	Delayed Draw Term Loan	June 21, 2026	5,340	53
Pathstone Family Office, LLC	Revolver	May 15, 2028	797	—
Regent Surgical Health, LLC	Delayed Draw Term Loan	September 13, 2027	2,256	(34)
Regent Surgical Health, LLC	Revolver	September 12, 2030	7,824	(117)
RKD Group, LLC	Delayed Draw Term Loan	May 19, 2027	3,233	(39)
RKD Group, LLC	Revolver	May 19, 2031	1,805	(22)
Royal Holdco Corporation	Delayed Draw Term Loan	March 8, 2027	4,740	(18)
Royal Holdco Corporation	Revolver	December 30, 2030	404	(2)
RPX Corporation	Revolver	August 2, 2030	2,601	—
Salt Dental Collective, LLC	Revolver	February 15, 2028	78	—
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	June 5, 2026	4,942	—
Sandlot Baseball BorrowerCo, LLC	Revolver	December 27, 2028	2,253	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	February 26, 2027	1,081	(7)
Stonebridge Companies, LLC	Delayed Draw Term Loan	May 16, 2027	1,327	3
Stonebridge Companies, LLC	Revolver	May 16, 2030	885	2
Superjet Buyer, LLC	Delayed Draw Term Loan	May 23, 2026	4,134	—
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	—
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	June 7, 2027	1,595	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	1,970	—
Together Womens Health, LLC	Delayed Draw Term Loan	August 26, 2027	10,905	(123)
Together Womens Health, LLC	Revolver	August 26, 2031	2,305	(26)
VRC Companies, LLC	Revolver	June 29, 2027	100	—
World Insurance Associates, LLC	Revolver	April 3, 2030	1,127	—
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	May 19, 2027	4,478	—
			$197,802	$(595)

Recent Developments
On April 27, 2026, the Company issued approximately 419,089 shares of its Common Stock pursuant to the Company’s DRIP in connection with the distribution paid to shareholders on April 27, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, including valuation risk and interest rate fluctuations.
Valuation Risk
We have invested, and plan to continue to invest, in illiquid debt securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith in accordance with our valuation policy and procedures established by our Board. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Account Policies” to our unaudited consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.
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
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The Federal Reserve reduced interest rates by 0.25% in each of September, October and December of 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its January 2026, March 2026, and April 2026 meetings. In considering the extent and timing of additional rate cuts in the future, the Federal Reserve stated that it will carefully assess incoming data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of March 31, 2026, 99.9% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of March 31, 2026. Interest expense on our floating rate credit facilities is calculated using the interest rate as of March 31, 2026, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table (amounts in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$4,440	$(2,424)	$2,016
Up 150 Basis Points	3,330	(1,818)	1,512
Up 100 Basis Points	2,220	(1,212)	1,008
Up 50 Basis Points	1,110	(606)	504
Down 50 Basis Points	(1,110)	606	(504)
Down 100 Basis Points	(2,220)	1,212	(1,008)
Down 150 Basis Points	(3,330)	1,818	(1,512)
Down 200 Basis Points	(4,440)	2,424	(2,016)
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
As of March 31, 2026, we believe that there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended March 31, 2026, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

Willow Tree Capital Corporation

Date: May 13, 2026	By:	/s/ Timothy Lower
	Name:	Timothy Lower
	Title:	Chief Executive Officer and President

Date: May 13, 2026	By:	/s/ Mark Klingensmith
	Name:	Mark Klingensmith
	Title:	Chief Financial Officer and Treasurer