Form 10-Q
period 2026-06-30
Willow Tree Capital Corp
filed 2026-08-12
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2026, the registrant had 27,615,211 shares of common stock, $0.01 par value per share, outstanding.

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
ii

Part I. Financial Information
Item 1. Financial Statements
WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of June 30,	As of December 31,
	2026	2025
Assets	(unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $918,011 and $876,688 at June 30, 2026 and December 31, 2025, respectively)	$921,452	$884,414
Cash	37,790	27,591
Receivable for investments sold	24,130	17,953
Deferred financing costs	5,556	6,496
Interest, dividends and fee receivable	5,206	5,363
Prepaid expenses and other assets	36	85
Total assets	$994,170	$941,902

Liabilities
Borrowings	$531,265	$531,190
Distribution payable	11,166	9,242
Interest payable	7,112	7,831
Payable for investments purchased	3,045	—
Investment income incentive fees payable	2,154	1,616
Management fees payable	1,312	1,044
Contributions received in advance	475	—
Accrued capital gains incentive fees	468	969
Accrued expenses and other liabilities	2,779	2,366
Total liabilities	$559,776	$554,258

Commitments and contingencies (see Note 7)

Net Assets
Common stock, $0.01 par value, 200,000,000 shares authorized, 27,234,435 and 24,058,078 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$272	$241
Additional paid in capital	432,781	381,471
Distributable earnings (loss)	1,341	5,932
Total net assets	$434,394	$387,644
Total liabilities and net assets	$994,170	$941,902
Net asset value per share	$15.95	$16.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled, non-affiliated investments:
Interest income	$20,837	$16,371	$41,350	$30,090
PIK interest income	1,337	789	2,624	1,519
Other income	71	176	88	360
Total investment income from non-controlled, non-affiliated investments	22,245	17,336	44,062	31,969
Total investment income	22,245	17,336	44,062	31,969

Expenses:
Interest and borrowing expenses	7,867	7,221	15,873	13,558
Investment income incentive fees	1,481	962	2,871	1,767
Management fees	1,312	913	2,507	1,639
Professional fees	470	574	1,027	1,130
Administration fees	190	129	377	254
Capital gains incentive fees(1)	(259)	—	(501)	—
Other general and administrative expenses	558	804	1,310	1,251
Total expenses	11,619	10,603	23,464	19,599
Net investment income	10,626	6,733	20,598	12,370

Net realized gain (loss):
Non-controlled, non-affiliated investments	74	—	74	—
Foreign currency transactions	(2)	—	(2)	—
Net realized gain (loss)	72	—	72	—
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(2,356)	996	(4,150)	2,850
Foreign currency transactions	(15)	—	(136)	—
Net change in unrealized appreciation (depreciation)	(2,371)	996	(4,286)	2,850
Net realized and unrealized gain (loss)	(2,299)	996	(4,214)	2,850
Net increase (decrease) in net assets resulting from operations	$8,327	$7,729	$16,384	$15,220

Per share information - basic and diluted
Net investment income (loss) per share	$0.40	$0.37	$0.80	$0.75
Net increase (decrease) in net assets resulting from operations per share	$0.31	$0.43	$0.65	$0.92
Weighted average shares of common stock outstanding	26,834,220	18,064,572	25,696,777	16,579,232
(1) Capital gains incentive fees displayed above represents the reversals of previously accrued capital gains incentive fees which is based on a hypothetical liquidation basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the three and six month periods ended June 30, 2026 (see Note 3).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$10,626	$6,733	$20,598	$12,370
Net realized and unrealized gain (loss)	(2,299)	996	(4,214)	2,850
Net increase (decrease) in net assets resulting from operations	8,327	7,729	16,384	15,220

Capital share transactions:
Issuance of common stock	9,403	—	36,903	50,000
Issuance of common stock from dividend reinvestment plan	6,751	3,622	14,439	3,622
Distributions to common shareholders	(11,166)	(5,409)	(20,976)	(5,409)
Net increase (decrease) from capital share transactions	4,988	(1,787)	30,366	48,213
Total increase (decrease) in net assets	13,315	5,942	46,750	63,433
Net assets, beginning of period	421,079	292,981	387,644	235,490
Net assets, end of period	$434,394	$298,923	$434,394	$298,923

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$16,384	$15,220
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(74)	—
Net realized (gain) loss on foreign currency transactions	2	—
Net change in unrealized (appreciation) depreciation on investments	4,150	(2,850)
Net change in unrealized (appreciation) depreciation on foreign currency translations	136	—
Purchases of investment securities	(114,794)	(243,329)
Proceeds from sales and principal repayments of investment securities	77,700	61,873
Interest and fee income paid in kind	(2,623)	(1,497)
Net amortization of investment discounts and premiums	(1,533)	(891)
Amortization of deferred financing costs	939	853
Changes in operating assets and liabilities:
Receivable for investments sold	(6,177)	126
Interest, dividends and fee receivable	157	(1,030)
Receivable from Adviser	—	460
Prepaid expenses and other assets	49	230
Interest payable	(719)	3,239
Investment income incentive fees payable	538	962
Management fees payable	268	478
Accrued capital gains incentive fees	(501)	—
Payable for investments purchased	3,045	(13,607)
Accrued expenses and other liabilities	413	19
Net cash provided by (used in) operating activities	$(22,640)	$(179,744)

Cash flows from financing activities:
Proceeds from issuance of common stock	36,903	50,000
Contribution received in advance	475	24,299
Proceeds from borrowing	148,815	394,815
Repayments of borrowing	(148,740)	(237,479)
Distributions paid in cash	(4,612)	(1,787)
Cash paid for foreign currency settlement	(2)	—
Deferred financing costs paid	—	(2,104)
Repayments of repurchase agreements	—	(11,641)
Net cash provided by (used in) financing activities	$32,839	$216,103
Net increase (decrease) in cash	$10,199	$36,359
Cash, beginning of period	27,591	8,107
Cash, end of period	$37,790	$44,466

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for taxes	$14	$—
Cash paid during the period for interest	15,361	8,983
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Aerospace & Defense
GRVTY, Inc.		Term Loan	SOFR + 4.75%	8.41%	5/28/2026	5/30/2033	$5,000	$4,951	$4,950	1.14%
GRVTY, Inc.	(5)	Revolver	—	0.50%	5/28/2026	5/30/2033	$50	—	(1)	—%
GRVTY, Inc.	(5)	Delayed Draw Term Loan	—	1.00%	5/28/2026	5/30/2033	$50	—	—	—%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.48%	11/8/2024	1/19/2031	$8,434	8,349	8,420	1.94%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.48%	1/22/2025	1/19/2031	$2,243	2,243	2,239	0.52%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	$2,350	(22)	(4)	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	P + 3.75%	10.50%	1/24/2025	1/19/2031	$641	319	320	0.07%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	P + 3.75%	10.50%	1/24/2025	1/19/2031	$1,402	151	148	0.03%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/28/2026	1/19/2031	$50	—	—	—%
Premier Forge Purchaser LLC	(4)	Term Loan	SOFR + 5.25%	8.99%	6/29/2026	6/29/2033	$5,179	5,114	5,114	1.18%
Premier Forge Purchaser LLC	(5)	Revolver	—	0.50%	6/29/2026	6/29/2032	$50	(1)	(1)	—%
Stellant Midco, LLC	(4)	Term Loan	SOFR + 4.50%	8.24%	9/15/2025	9/16/2030	$12,429	12,425	12,429	2.86%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 4.75%	8.41%	12/10/2024	11/1/2030	$4,962	4,944	4,962	1.14%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	$1,261	—	—	—%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 4.75%	8.48%	11/8/2024	8/16/2027	$289	288	288	0.07%
Systems Planning And Analysis, Inc.	(5),(9)	Revolver	SOFR + 4.75%	8.45%	11/8/2024	8/16/2027	$1,541	567	569	0.13%
Systems Planning And Analysis, Inc.	(4),(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	11/8/2024	8/16/2027	$9,282	8,497	8,509	1.96%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	11/8/2024	8/16/2027	$231	230	231	0.05%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	10/6/2025	8/16/2027	$3,194	3,177	3,190	0.73%
								51,232	51,363	11.82%
Commercial Services & Suppliers
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.98%	11/8/2024	6/28/2030	$5,499	5,426	5,513	1.27%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.50%	9.23%	7/3/2025	6/28/2030	$2,008	1,979	2,013	0.46%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.50%	9.23%	10/31/2025	6/28/2030	$1,088	1,071	1,091	0.25%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.50%	9.23%	3/31/2026	6/28/2030	$6,104	6,086	6,119	1.41%
Ambient Enterprises Holdco, LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	$685	(7)	—	—%
Ambient Enterprises Holdco, LLC		Delayed Draw Term Loan	SOFR + 5.50%	9.23%	11/8/2024	6/28/2030	$1,219	1,217	1,237	0.28%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.23%	12/31/2024	6/28/2030	$1,612	1,589	1,616	0.37%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.23%	10/31/2025	6/28/2030	$50	24	24	0.01%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.23%	7/3/2025	6/28/2030	$2,936	2,895	2,943	0.68%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	—	0.75%	5/26/2026	6/28/2030	$50	—	—	—%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.35%	8.99%	11/8/2024	8/31/2028	$9,167	9,079	9,127	2.10%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.25%	8.99%	11/8/2024	8/31/2028	$1,415	1,165	1,173	0.27%
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.35%	8.99%	11/8/2024	8/31/2028	$1,051	1,037	1,047	0.24%
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.35%	8.99%	11/8/2024	8/31/2028	$3,151	3,121	3,138	0.72%
Cards Live Oak Holdings Inc.	(4)	Term Loan	SOFR + 4.75%	8.48%	10/20/2025	10/21/2032	$18,622	18,456	18,546	4.27%
Cards Live Oak Holdings Inc.	(5),(9)	Revolver	SOFR + 4.75%	8.94%	10/20/2025	10/21/2032	$50	29	29	0.01%
Cards Live Oak Holdings Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.65%	10/20/2025	10/21/2032	$50	32	33	0.01%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Cranetech USA Inc	(4)	Term Loan	SOFR + 5.00%	8.64%	6/17/2026	6/17/2032	$7,671	$7,557	$7,556	1.74%
Cranetech USA Inc	(5)	Revolver	—	0.50%	6/17/2026	6/17/2032	$33	—	(1)	—%
Cranetech USA Inc	(5)	Delayed Draw Term Loan	—	1.00%	6/17/2026	6/17/2032	$33	—	—	—%
ESCP DTFS Inc.	(4)	Term Loan	SOFR + 5.50%	9.23%	11/8/2024	9/28/2029	$31,711	31,339	31,678	7.29%
Ironhorse Purchaser, LLC	(4)	Term Loan	SOFR + 6.00%	9.73%	4/15/2026	9/30/2027	$8,649	8,575	8,562	1.97%
Ironhorse Purchaser, LLC	(5)	Revolver	SOFR + 6.00%	9.66%	4/15/2026	9/30/2027	$50	4	4	—%
Ironhorse Purchaser, LLC	(5)	Delayed Draw Term Loan	—	1.00%	4/15/2026	9/30/2027	$50	—	(1)	—%
KAMC Holdings, Inc.	(4)	Term Loan	SOFR + 5.25%	8.91%	8/1/2025	8/1/2031	$17,054	16,836	16,518	3.80%
KAMC Holdings, Inc.	(5),(9)	Revolver	SOFR + 5.25%	8.91%	8/1/2025	8/1/2031	$36	9	8	—%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 5.25%	8.98%	11/21/2024	11/21/2030	$26,645	26,299	26,988	6.21%
NWP Acquisition Holdings, LLC	(5)	Revolver	SOFR + 6.00%	8.98%	11/21/2024	11/21/2030	$5,050	945	1,010	0.23%
NWP Acquisition Holdings, LLC	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.25%	9.00%	11/21/2024	11/21/2030	$14,940	14,766	15,119	3.48%
WRM Wastewater Merger Sub, Inc.	(4)	Term Loan	SOFR + 5.75%	9.39%	5/19/2025	12/28/2029	$1,385	1,369	1,385	0.32%
WRM Wastewater Merger Sub, Inc.	(4),(5)	Delayed Draw Term Loan	SOFR + 5.75%	9.39%	5/19/2025	12/28/2029	$4,651	165	218	0.05%
								161,063	162,693	37.44%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	9.67%	11/20/2024	11/15/2029	$11,916	11,752	12,022	2.77%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	$1,711	(23)	—	—%
Legacy Precast Buyer	(4)	Term Loan	SOFR + 4.50%	8.17%	12/16/2025	12/16/2032	$18,105	17,937	18,130	4.17%
Legacy Precast Buyer	(5)	Revolver	—	0.38%	12/16/2025	12/16/2032	$4,727	(44)	—	—%
Legacy Precast Buyer	(5)	Delayed Draw Term Loan	—	0.75%	12/16/2025	12/16/2032	$5,157	(22)	33	0.01%
Seahawk Buyer LLC	(4)	Term Loan	SOFR + 5.25%	8.87%	5/1/2026	4/30/2032	$6,834	6,801	6,800	1.57%
Seahawk Buyer LLC	(5),(9)	Revolver	SOFR + 5.25%	8.88%	5/1/2026	4/30/2032	$50	12	12	—%
Seahawk Buyer LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/1/2026	4/30/2032	$50	—	—	—%
								36,413	36,997	8.52%
Containers & Packaging
Key Container Borrower, LLC	(4)	Term Loan	SOFR + 4.50%	8.16%	2/17/2026	2/17/2032	$5,649	5,596	5,593	1.29%
Key Container Borrower, LLC	(5)	Revolver	—	0.50%	2/13/2026	2/17/2032	$50	—	(1)	—%
Key Container Borrower, LLC	(5)	Delayed Draw Term Loan	—	0.50%	2/13/2026	2/17/2032	$50	—	—	—%
								5,596	5,592	1.29%
Distributors
Radwell Parent, LLC	(4)	Term Loan	SOFR + 4.75%	8.48%	4/2/2026	4/1/2030	$1,103	1,100	1,100	0.25%
Radwell Parent, LLC	(4)	Term Loan	SOFR + 4.75%	8.48%	3/30/2026	4/1/2030	$4,451	4,440	4,440	1.02%
Radwell Parent, LLC	(5)	Revolver	SOFR + 4.75%	8.48%	3/30/2026	4/1/2030	$100	26	26	0.01%
Radwell Parent, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	3/30/2026	4/1/2030	$450	449	449	0.10%
Radwell Parent, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	3/30/2026	4/1/2030	$100	2	3	—%
								6,017	6,018	1.38%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.73%	11/8/2024	10/24/2030	$27,367	27,168	27,367	6.30%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.73%	4/29/2025	10/24/2030	$25	$25	$25	0.01%
Apex Service Partners, LLC	(5)	Revolver	SOFR + 5.00%	8.73%	11/8/2024	10/24/2029	$2,555	1,155	1,173	0.27%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	9/24/2024	10/24/2030	$6,514	6,466	6,514	1.50%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	11/8/2024	10/24/2030	$10,278	10,241	10,278	2.37%
Apex Service Partners, LLC		Delayed Draw Term Loan	SOFR + 5.00%	8.73%	4/29/2025	10/24/2030	$74	74	74	0.02%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Term Loan	SOFR + 5.50%	9.15%	2/4/2025	2/4/2031	$11,919	11,735	11,430	2.63%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(5),(9)	Revolver	SOFR + 5.50%	9.18%	2/12/2025	2/4/2031	$4,260	2,206	2,097	0.48%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.17%	2/4/2025	2/4/2031	$11,269	7,046	6,757	1.56%
IFH Franchisee Holdings, LLC	(4)	Term Loan	SOFR + 5.50%	9.14%	1/10/2025	12/20/2029	$13,680	13,535	13,733	3.16%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/10/2025	12/20/2029	$3,136	(17)	12	—%
Sandlot Baseball BorrowerCo, LLC	(5)	Revolver	—	0.50%	6/2/2025	12/27/2028	$2,253	—	—	—%
Sandlot Baseball BorrowerCo, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	6/2/2025	12/27/2028	$11,941	11,858	12,061	2.78%
Sandlot Baseball BorrowerCo, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	3/6/2026	12/27/2030	$50	1	2	—%
								91,493	91,523	21.08%
Energy Equipment & Services
Offen, Inc.	(4)	Term Loan	SOFR + 5.00%	8.64%	7/18/2025	7/22/2030	$41,425	41,085	39,735	9.15%
Offen, Inc.	(5)	Revolver	—	0.50%	7/18/2025	7/23/2029	$3,178	(25)	(130)	-0.03%
								41,060	39,605	9.12%
Entertainment
Amerspirit FL, LLC		Term Loan	SOFR + 4.75%	8.48%	9/26/2025	8/15/2030	$2,135	2,108	2,092	0.48%
Amerspirit FL, LLC		Delayed Draw Term Loan	SOFR + 4.75%	8.48%	9/26/2025	8/15/2030	$6,365	6,284	6,236	1.44%
Amerspirit FL, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.48%	9/26/2025	8/15/2030	$1,237	733	724	0.17%
								9,125	9,052	2.09%
Financial Services
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.50%	8.52%	11/18/2024	7/29/2026	$9,794	9,723	9,917	2.28%
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	11/14/2025	8/1/2030	$1,365	1,350	1,382	0.32%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.50%	8.14%	12/31/2024	10/4/2030	$3,591	3,616	3,626	0.83%
GC Waves Holdings, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.14%	11/8/2024	10/4/2030	$11,386	11,301	11,500	2.65%
GC Waves Holdings, Inc.	(4),(5)	Delayed Draw Term Loan	SOFR + 4.50%	8.14%	10/6/2025	10/4/2030	$1,149	409	425	0.10%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 4.50%	8.24%	11/26/2024	5/15/2029	$552	549	557	0.13%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 4.50%	8.24%	11/8/2024	5/15/2029	$15,316	15,257	15,470	3.56%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 4.50%	8.24%	6/1/2026	5/15/2029	$8,165	8,085	8,247	1.90%
Pathstone Family Office, LLC	(5)	Revolver	—	0.50%	11/8/2024	5/15/2028	$1,048	(3)	—	—%
Pathstone Family Office, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.15%	11/8/2024	5/15/2029	$4,036	4,020	4,077	0.94%
Pathstone Family Office, LLC		Delayed Draw Term Loan	SOFR + 4.50%	8.24%	2/13/2026	5/15/2029	$1,398	1,389	1,412	0.33%
Pathstone Family Office, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.50%	8.23%	6/1/2026	5/15/2029	$50	2	3	—%
RPX Corporation	(4)	Term Loan	SOFR + 5.50%	9.14%	11/8/2024	8/2/2030	$3,693	3,666	3,693	0.85%
RPX Corporation	(5)	Revolver	—	0.50%	9/30/2025	8/2/2030	$2,601	(1)	—	—%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.25%	7.94%	11/8/2024	10/2/2028	$3,688	3,688	3,688	0.85%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.25%	7.94%	11/8/2024	10/2/2028	$6,857	$6,857	$6,857	1.58%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.25%	7.94%	11/8/2024	10/2/2028	$2,752	2,752	2,752	0.63%
								72,660	73,606	16.95%
Food Products
Demakes Financeco, LLC	(4)	Term Loan	SOFR + 5.50%	9.17%	6/15/2026	9/11/2026	$3,065	3,016	3,016	0.69%
								3,016	3,016	0.69%
Health Care Providers & Services
Beacon Oral Specialists	(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.23%	9/12/2025	12/14/2026	$1,171	241	240	0.06%
Beacon Oral Specialists	(4),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.22%	11/8/2024	12/14/2026	$4,701	4,694	4,693	1.08%
Bristol Hospice, LLC	(4)	Term Loan	SOFR + 5.25%	8.89%	8/26/2025	8/26/2032	$37,554	37,129	36,829	8.48%
Bristol Hospice, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2032	$3,779	(33)	(73)	-0.02%
Cvausa Management, LLC	(4),(9)	Term Loan	SOFR + 5.25%	8.89%	1/14/2025	5/22/2029	$6,807	6,784	6,807	1.57%
Cvausa Management, LLC	(5)	Revolver	—	0.50%	1/14/2025	5/22/2028	$1,111	(3)	—	—%
Cvausa Management, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	8.90%	8/1/2025	5/22/2029	$10,369	2,715	2,957	0.68%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 7.25% (4.25% PIK)	10.98%	11/8/2024	12/22/2028	$4,330	4,310	4,226	0.97%
Dentive Capital, LLC	(5)	Revolver	SOFR + 7.25% (4.25% PIK)	10.98%	11/8/2024	5/27/2027	$52	2	1	—%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.98%	11/8/2024	12/22/2028	$236	235	230	0.05%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.98%	11/8/2024	12/22/2028	$1,212	1,207	1,183	0.27%
Dermcare Holdings, LLC	(6)	Term Loan	17.00% PIK	17.00%	11/8/2024	10/16/2029	$750	745	771	0.18%
Dermcare Management, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.00%	9.74%	11/8/2024	4/21/2028	$14,488	14,488	14,488	3.34%
Dermcare Management, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.00%	9.74%	3/31/2025	4/21/2028	$15,661	15,474	15,661	3.61%
GMLx Buyer LLC	(5)	Revolver	—	0.50%	1/2/2026	1/2/2032	$5,549	(64)	(55)	-0.01%
GMLx Buyer LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/2/2026	1/2/2032	$13,317	(70)	(50)	-0.01%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	16.99%	11/8/2024	2/15/2029	$752	747	782	0.18%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	16.99%	11/8/2024	2/15/2029	$1,735	1,725	1,804	0.42%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	16.99%	11/8/2024	2/15/2029	$10,885	10,824	11,320	2.61%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25%	16.99%	11/8/2024	2/15/2029	$4,826	4,799	5,019	1.16%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00%	13.64%	5/30/2025	2/15/2029	$2,832	2,777	2,780	0.64%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00%	13.65%	6/27/2025	2/15/2029	$8,585	8,415	8,430	1.94%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00%	13.65%	10/17/2025	2/15/2029	$5,200	5,084	5,106	1.18%
LCM SDC Holdings, LLC	(6)	Delayed Draw Term Loan	SOFR + 10.00%	13.65%	4/30/2025	2/15/2029	$5,136	5,104	5,043	1.16%
OpCo Borrower, LLC	(4)	Term Loan	SOFR + 5.25%	8.86%	5/8/2026	5/8/2030	$29,432	29,275	29,211	6.72%
Regent Surgical Health, LLC	(5)	Revolver	P + 4.00%	10.75%	9/12/2025	9/12/2030	$7,824	996	985	0.23%
Regent Surgical Health, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	8.66%	9/12/2025	9/12/2030	$17,165	16,948	16,923	3.90%
Regent Surgical Health, LLC	(5)	Delayed Draw Term Loan	—	1.00%	4/23/2026	9/12/2030	$50	—	—	—%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.49%	11/8/2024	2/15/2028	$6,290	6,299	6,291	1.45%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.49%	11/8/2024	2/15/2028	$3,638	3,643	3,638	0.84%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.49%	11/8/2024	2/15/2028	$414	$415	$414	0.10%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.49%	11/8/2024	2/15/2028	$1,666	1,668	1,666	0.38%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.49%	11/8/2024	2/15/2028	$7,384	7,394	7,384	1.70%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.49%	11/8/2024	2/15/2028	$3,691	3,696	3,691	0.85%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.49%	11/8/2024	2/15/2028	$3,541	3,546	3,541	0.82%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.49%	10/17/2025	2/15/2028	$1,941	1,914	1,941	0.45%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.49%	4/30/2026	2/15/2028	$1,118	1,120	1,118	0.26%
Salt Dental Collective, LLC		Revolver	SOFR + 6.75%	10.49%	11/8/2024	2/15/2028	$933	935	933	0.21%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	10.49%	11/8/2024	2/15/2028	$7,516	7,527	7,516	1.73%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	10.49%	2/5/2026	2/15/2028	$50	49	50	0.01%
Together Womens Health, LLC	(4)	Term Loan	SOFR + 4.50%	8.14%	8/25/2025	8/26/2031	$8,550	8,457	8,550	1.97%
Together Womens Health, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2031	$2,305	(25)	—	—%
Together Womens Health, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.50%	8.14%	8/26/2025	8/26/2031	$12,606	1,633	1,769	0.41%
UEW Acquisition, LLC	(4)	Term Loan	SOFR + 5.50%	9.23%	8/13/2025	8/13/2030	$12,615	12,458	12,603	2.90%
								235,277	236,416	54.47%
Hotels, Restaurants & Leisure
AG Bells, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	8/19/2025	8/19/2031	$3,592	3,561	3,628	0.84%
AG Bells, LLC	(5)	Revolver	—	0.50%	8/19/2025	8/19/2030	$1,696	(14)	—	—%
AG Bells, LLC		Delayed Draw Term Loan	SOFR + 4.75%	8.48%	4/20/2026	8/19/2031	$50	50	51	0.01%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.73%	8/19/2025	8/19/2031	$4,196	4,160	4,195	0.97%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.73%	4/20/2026	8/19/2031	$2,360	2,337	2,359	0.54%
Ampler QSR Holdings, LLC	(5)	Revolver	—	0.50%	8/19/2025	8/19/2030	$2,451	(20)	(1)	—%
Ampler QSR Holdings, LLC		Delayed Draw Term Loan	SOFR + 5.00%	8.67%	4/20/2026	8/19/2031	$50	50	50	0.01%
Stonebridge Companies, LLC	(4)	Term Loan	SOFR + 5.00%	8.64%	5/16/2025	5/16/2031	$4,611	4,554	4,656	1.07%
Stonebridge Companies, LLC	(5)	Revolver	—	0.50%	5/16/2025	5/16/2030	$885	(10)	—	—%
Stonebridge Companies, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/16/2025	5/16/2031	$1,327	(8)	13	—%
								14,660	14,951	3.44%
Insurance
HIG Operations Holdings, Inc.	(4)	Term Loan	SOFR + 4.50%	8.14%	12/11/2025	6/11/2031	$17,671	17,585	17,671	4.07%
High Street Buyer, Inc.	(5)	Delayed Draw Term Loan	SOFR + 4.25%	7.98%	7/18/2025	4/14/2028	$18,600	2,790	2,770	0.64%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 5.00%	8.73%	2/14/2025	4/3/2030	$44,182	44,182	44,182	10.17%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	2/14/2025	4/3/2030	$1,127	—	—	—%
								64,557	64,623	14.88%
Multi-Utilities
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.38%	11/8/2024	12/8/2028	$8,490	8,475	8,490	1.95%
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.33%	7/2/2025	12/10/2029	$2,071	2,059	2,071	0.48%
Dukes Root Control Inc.	(5)	Revolver	—	1.00%	11/8/2024	12/8/2028	$908	(4)	—	—%
Dukes Root Control Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.36%	11/8/2024	10/8/2030	$347	345	347	0.08%
								10,875	10,908	2.51%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Professional Services
RKD Group, LLC	(4)	Term Loan	SOFR + 5.25%	8.89%	5/16/2025	5/19/2031	$3,477	$3,448	$3,441	0.79%
RKD Group, LLC	(5)	Revolver	—	0.50%	5/19/2025	5/19/2031	$1,805	(15)	(19)	—%
RKD Group, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/19/2025	5/19/2031	$3,233	(27)	(33)	-0.01%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.50%	8.15%	3/12/2025	12/30/2030	$2,686	2,663	2,644	0.61%
Royal Holdco Corporation	(5),(9)	Revolver	SOFR + 4.50%	8.19%	3/13/2025	12/30/2030	$1,345	1,117	1,100	0.25%
Royal Holdco Corporation	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.18%	3/12/2025	12/30/2030	$5,999	4,464	4,418	1.02%
Secretariat Advisors, LLC	(4)	Term Loan	SOFR + 4.00%	7.73%	2/24/2025	2/28/2032	$4,736	4,716	4,668	1.07%
Secretariat Advisors, LLC	(5)	Delayed Draw Term Loan	—	4.00%	6/28/2025	2/28/2032	$1,081	—	(15)	—%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.75%	9.45%	11/8/2024	6/29/2027	$2,901	2,898	2,901	0.67%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	9.16%	11/8/2024	6/29/2027	$1,868	1,862	1,868	0.43%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	$100	—	—	—%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	12/11/2025	6/29/2027	$3,305	3,305	3,305	0.76%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.93%	11/19/2024	6/29/2027	$20,234	20,117	20,234	4.66%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.75%	9.45%	11/8/2024	6/29/2027	$491	490	491	0.11%
								45,038	45,003	10.36%
Software
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.69%	4/21/2025	10/2/2029	$6,892	6,841	6,863	1.58%
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.69%	8/1/2025	10/2/2029	$10,124	10,036	10,083	2.32%
ACP Avenu Buyer, LLC	(5),(9)	Revolver	SOFR + 5.00%	8.65%	4/21/2025	10/2/2029	$2,061	445	451	0.10%
ACP Avenu Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	4/21/2025	10/2/2029	$5,889	(22)	(24)	-0.01%
Durare Bidco LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.43%	8/7/2025	8/9/2032	$50	21	21	—%
Durare Bidco LLC	(4)	Term Loan	SOFR + 4.75%	8.40%	8/7/2025	8/9/2032	$9,042	8,962	8,971	2.07%
Durare Bidco LLC	(5)	Revolver	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Flexera Software LLC	(4)	Term Loan	SOFR + 4.50%	8.15%	8/13/2025	8/16/2032	$9,861	9,828	9,712	2.24%
Flexera Software LLC		Term Loan	E + 4.50%	6.71%	8/13/2025	8/16/2032	€2,976	3,458	3,351	0.77%
Flexera Software LLC	(4)	Term Loan	SOFR + 4.50%	8.15%	2/17/2026	8/16/2032	$2,355	2,350	2,320	0.53%
Flexera Software LLC	(5)	Revolver	—	0.25%	8/13/2025	8/16/2032	$50	—	(1)	—%
								41,919	41,747	9.60%
Specialty Retail
Amylu Borrower Sub, LLC	(4)	Term Loan	SOFR + 4.75%	8.41%	4/29/2025	6/10/2031	$12,445	12,342	12,570	2.89%
Amylu Borrower Sub, LLC	(5)	Revolver	—	0.38%	6/10/2025	6/10/2031	$2,508	(21)	—	—%
Amylu Borrower Sub, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.37%	6/10/2025	6/10/2031	$1,996	326	363	0.08%
Lash Opco, LLC	(4)	Term Loan	SOFR + 7.00% (2.00% PIK)	10.76%	11/8/2024	9/18/2027	$2,779	2,737	2,682	0.62%
Orthofeet, Inc	(4)	Term Loan	SOFR + 5.50%	9.13%	11/8/2024	7/30/2030	$12,815	12,646	12,734	2.93%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	$1,524	(20)	(10)	—%
								28,010	28,339	6.52%

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Total Private Debt - United States								$918,011	$921,452	212.16%
Total Private Debt - non-controlled/non-affiliated								$918,011	$921,452	212.16%
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate ("SOFR"), an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), or Euro Interbank Offered Rate ("E"), which generally resets periodically. For each loan investment, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026.
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
(8)Under Section 55(a) of the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, the Company had no non-qualifying assets.
(9)For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.

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
On October 31, 2023, WT Capital Fund - SPV1, LLC (the "SPV Subsidiary"), a wholly owned subsidiary of the Company was formed. The SPV Subsidiary is consolidated in accordance with accounting principles generally accepted in the United States of America ("GAAP") for reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements. On January 19, 2024, Willow Tree Capital Offshore Blocker, LLC (the "Blocker Subsidiary"), a wholly owned subsidiary of the Company was formed. On December 23, 2025, WT Capital Fund - SPV1 Sub Gold LLC (the “SPV1 Subsidiary”), a Delaware limited liability company, a wholly owned subsidiary of the Company was formed. The SPV Subsidiary, the Blocker Subsidiary and the SPV1 Subsidiary are consolidated for GAAP reporting purposes. The portfolio investments held by the SPV Subsidiary, the Blocker Subsidiary and the SPV1 Subsidiary are included in the consolidated financial statements.
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
2. Summary of Significant Accounting Policies
Basis of Financial Statement Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Securities Exchange Commission (“SEC”) Regulation S-X. Accordingly, the Company has not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. These unaudited consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the unaudited consolidated financial statements. The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).

Basis of Consolidation
As provided under ASC Topic 946 and Regulation S-X, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. All material intercompany transactions are eliminated in consolidation.
The Company consolidated the results of the Company’s wholly owned subsidiaries which are considered to be investment companies. All significant intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2026, the Company’s consolidated subsidiaries were the SPV Subsidiary, the Blocker Subsidiary and the SPV1 Subsidiary.
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
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.
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
Cash
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits. As of June 30, 2026 and December 31, 2025, the Company held $37.8 million and $27.6 million in cash, respectively. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents held.
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
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity contains PIK provisions, PIK dividends computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. As of June 30, 2026 and December 31, 2025, the Company did not maintain any investments in equity securities.
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
For the three and six months ended June 30, 2026, the Company incurred $1.3 million and $2.5 million in Management Fees, respectively. For the three and six months ended June 30, 2025, the Company incurred $0.9 million and $1.6 million in Management Fees, respectively.
As of June 30, 2026 and December 31, 2025, $1.3 million and $1.0 million, respectively, of Management Fees, were unpaid and are included in management fees payable in the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2026, the Company incurred $1.5 million and $2.9 million, respectively, in investment income incentive fees. For the three and six months ended June 30, 2025, the Company incurred $1.0 million and $1.8 million, respectively, in investment income incentive fees. As of June 30, 2026 and December 31, 2025, $2.2 million and $1.6 million, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in the Consolidated Statements of Assets and Liabilities.
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
Capital gains incentive fees accrued (reversed), but not yet payable, on a hypothetical liquidation basis under GAAP for the three and six months ended June 30, 2026 were $(0.3) million and $(0.5) million, respectively. Capital gains incentive fees accrued (reversed), but not yet payable, on a hypothetical liquidation basis under GAAP for the three and six months June 30, 2025 were $0.0 million for both periods.
As of June 30, 2026 and December 31, 2025, $0.5 million and $1.0 million, respectively, of accrued capital gains incentive fees are included in the Consolidated Statements of Assets and Liabilities.
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
The Board, including a majority of the independent directors, will review the compensation paid to the Administrator to determine if the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under the Administrative Agreement are reasonable in light of the services provided.
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
For the three and six months ended June 30, 2026, the Company incurred $0.2 million and $0.4 millions, respectively, in administration fees. For the three and six months ended June 30, 2025, the Company incurred $0.1 million and $0.3 million, respectively, in administration fees.
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
4. Investments
The composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025 was as follows (amounts in thousands):

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Private Debt	$918,011	$921,452	100%	$876,688	$884,414	100%
Total investments	$918,011	$921,452	100%	$876,688	$884,414	100%

5. Fair Value of Investments
The following tables presents the fair value hierarchy of the Company’s investments as of June 30, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described (amounts in thousands):

	June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$921,452	$921,452
Total investments	$—	$—	$921,452	$921,452

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$884,414	$884,414
Total investments	$—	$—	$884,414	$884,414
The following tables presents the change in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2026 (amounts in thousands):

Three months ended June 30, 2026	Private Debt
Fair value, beginning of period	$899,048
Purchases of investments (including PIK, if any)	81,174
Proceeds from principal repayments and sales of investments	(57,073)
Accretion of discount/amortization of premium	600
Net realized gain (loss)	74
Net change in unrealized appreciation (depreciation)	(2,371)
Fair value, end of period	$921,452
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at June 30, 2026	$(2,316)

Six months ended June 30, 2026	Private Debt
Fair value, beginning of period	$884,414
Purchases of investments (including PIK, if any)	117,417
Proceeds from principal repayments and sales of investments	(77,700)
Accretion of discount/amortization of premium	1,533
Net realized gain (loss)	74
Net change in unrealized appreciation (depreciation)	(4,286)
Fair value, end of period	$921,452
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at June 30, 2026	$(4,085)
For the three and six months ended June 30, 2026, there were no transfers into or out of Level 3.

The following tables presents the change in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2025 (amounts in thousands):

Three months ended June 30, 2025	Private Debt
Fair value, beginning of period	$637,395
Purchases of investments (including PIK, if any)	88,143
Proceeds from principal repayments and sales of investments	(49,913)
Accretion of discount/amortization of premium	535
Net change in unrealized appreciation (depreciation)	996
Fair value, end of period	$677,156
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at June 30, 2025	$996

Six months ended June 30, 2025	Private Debt
Fair value, beginning of period	$490,462
Purchases of investments (including PIK, if any)	244,826
Proceeds from principal repayments and sales of investments	(61,873)
Accretion of discount/amortization of premium	891
Net change in unrealized appreciation (depreciation)	2,850
Fair value, end of period	$677,156
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at June 30, 2025	$2,850
For the three and six months ended June 30, 2025, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
In accordance with ASC Topic 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands):

Type of Investment	Fair Value as of June 30, 2026	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$885,441	Yield Analysis	Yield %	7.69% - 17.62%	9.78%
	36,011	Recent Transaction
Total	$921,452

Type of Investment	Fair Value as of December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$866,518	Yield Analysis	Yield %	7.23% - 17.87%	9.14%
	17,896	Recent Transaction
Total	$884,414

6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 181.8% and 173.0%, respectively.
The following table presents the Company’s outstanding borrowings as of June 30, 2026 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$575,000	$480,200	$94,800	$480,200	11/8/2029
Subscription Line	51,746	51,065	681	51,065	11/6/2026
Total	$626,746	$531,265	$95,481	$531,265
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
The following table presents the Company's outstanding borrowings as of December 31, 2025 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$575,000	$495,100	$79,900	$495,100	11/8/2029
Subscription Line	70,996	36,090	34,906	36,090	11/6/2026
Total	$645,996	$531,190	$114,806	$531,190
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
For the three months ended June 30, 2026 and 2025, the Company had total average borrowings of $505.4 million and $386.0 million at a weighted average interest rate of 5.73% and 6.66% respectively. For the six months ended June 30, 2026 and 2025, the Company had total average borrowings of $511.5 million and $359.8 million at a weighted average interest rate of 5.75% and 6.71%, respectively.
Credit Facility
On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly owned subsidiary of the Company, entered into an Amended and Restated Loan, Security and Collateral Management Agreement with Ally Bank, as administrative agent for a $300.0 million revolving credit facility (the “A&R Credit Facility”). The A&R Credit Facility combined, amended and restated the Prior Onshore Credit Facility and the Prior Offshore Credit Facility each as defined and described below. On February 21, 2025, the Borrower entered into a First Amendment to the A&R Credit Facility, which increased the total commitments thereunder from $300.0 million to $500.0 million. On December 23, 2025, the Company entered into a Second Amendment to the A&R Credit Facility which, among other things, (i) increased the total commitment under the A&R Credit Facility from $500.0 million to $575.0 million, (ii) joined the SPV1 Subsidiary as a new borrower, (iii) reduced applicable spreads, (iv) allow acquisitions of loans in foreign currencies such as EUR and GBP and (v) amend the definition of "Change of Control" and "Material Modification" as defined in the A&R Credit Facility.
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Prior Offshore Borrower”), a Delaware limited liability company and wholly owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Prior Offshore Borrower was a wholly owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Prior

Offshore Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”).
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
As of June 30, 2026 and December 31, 2025, the Company had an aggregate amount of $480.2 million and $495.1 million of debt outstanding, respectively.
For the three and six months ended June 30, 2026 and 2025, the components of interest expense related to the A&R Credit Facility were as follows (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$6,711	$5,402	$13,613	$9,871
Unused facility fee	130	214	239	369
Amortization of deferred financing costs	429	366	854	668
Total interest and debt financing expense	$7,270	$5,982	$14,706	$10,908
Average borrowings	472,514	328,810	479,909	296,634
Weighted average interest rate	5.70%	6.59%	5.72%	6.71%
As of June 30, 2026, and December 31, 2025, each of the Company and the Borrower were in compliance with all covenants and other requirements applicable to it under the A&R Credit Facility.

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
As of June 30, 2026 and December 31, 2025, the Company had an aggregate amount of $51.1 million and $36.1 million of debt outstanding, respectively.
For the three and six months ended June 30, 2026 and 2025, the components of interest expense related to the City National Bank Subscription Facility were as follows (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$512	$1,010	$981	$2,101
Unused facility fee	18	28	52	52
Amortization of deferred financing costs	67	201	134	399
Total interest and debt financing expense	$597	$1,239	$1,167	$2,552
Average borrowings	32,913	57,215	31,603	63,145
Weighted average interest rate	6.24%	7.08%	6.26%	6.71%

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
As of June 30, 2026 and December 31, 2025, the Company did not have any outstanding secured borrowings, as the contractual maturity of such secured borrowing agreement terminated on February 6, 2025.
The components of interest expense related to Macquarie for the three and six months ended June 30, 2026 and 2025 were as follows (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$—	$—	$—	$98
Unused facility fee	—	—	—	—
Amortization of deferred financing costs	—	—	—	—
Total interest and debt financing expense	$—	$—	$—	$98
Average borrowings	—	—	—	—
Weighted average interest rate	—%	—%	—%	—%
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
Other Commitments and Contingencies
Unfunded commitments
The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. The Company believes that it maintains sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. As of June 30, 2026 and December 31, 2025, the Company had unfunded investment commitments in the aggregate par amount of $147.7 million and $197.8 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.
As of June 30, 2026, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	$5,889
ACP Avenu Buyer, LLC	Revolver	1,601
AG Bells, LLC	Revolver	1,696
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	26
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	50
Ambient Enterprises Holdco, LLC	Revolver	685
American Combustion Industries, LLC	Revolver	236
Amerspirit FL, LLC	Delayed Draw Term Loan	488
Ampler QSR Holdings, LLC	Revolver	2,451
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	1,662
Amylu Borrower Sub, LLC	Revolver	2,508
Apex Service Partners, LLC	Revolver	1,382

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
Beacon Oral Specialists	Delayed Draw Term Loan	$928
Bristol Hospice, LLC	Revolver	3,779
Cards Live Oak Holdings Inc.	Delayed Draw Term Loan	17
Cards Live Oak Holdings Inc.	Revolver	20
Cranetech USA Inc	Delayed Draw Term Loan	33
Cranetech USA Inc	Revolver	33
Cvausa Management, LLC	Delayed Draw Term Loan	7,660
Cvausa Management, LLC	Revolver	1,111
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	4,090
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	1,988
Dentive Capital, LLC	Revolver	50
Dukes Root Control Inc.	Revolver	908
Durare Bidco LLC	Delayed Draw Term Loan	29
Durare Bidco LLC	Revolver	50
Elessent Clean Technologies Inc.	Revolver	1,711
Flexera Software LLC	Revolver	50
GC Waves Holdings, Inc.	Delayed Draw Term Loan	737
GMLx Buyer LLC	Delayed Draw Term Loan	13,317
GMLx Buyer LLC	Revolver	5,549
GRVTY, Inc.	Delayed Draw Term Loan	50
GRVTY, Inc.	Revolver	50
High Street Buyer, Inc.	Delayed Draw Term Loan	15,810
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
Ironhorse Purchaser, LLC	Delayed Draw Term Loan	50
Ironhorse Purchaser, LLC	Revolver	46
KAMC Holdings, Inc.	Revolver	27
Key Container Borrower, LLC	Delayed Draw Term Loan	50
Key Container Borrower, LLC	Revolver	50
Legacy Precast Buyer	Delayed Draw Term Loan	5,157
Legacy Precast Buyer	Revolver	4,727
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1,252
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	320
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	50
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	14
NWP Acquisition Holdings, LLC	Revolver	4,040
Offen, Inc.	Revolver	3,178
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	48
Pathstone Family Office, LLC	Revolver	1,048
Premier Forge Purchaser LLC	Revolver	50
Radwell Parent, LLC	Delayed Draw Term Loan	97
Radwell Parent, LLC	Revolver	73
Regent Surgical Health, LLC	Delayed Draw Term Loan	50
Regent Surgical Health, LLC	Revolver	6,729
RKD Group, LLC	Delayed Draw Term Loan	3,233
RKD Group, LLC	Revolver	1,805
Royal Holdco Corporation	Delayed Draw Term Loan	1,496
Royal Holdco Corporation	Revolver	224
RPX Corporation	Revolver	2,601
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	49
Sandlot Baseball BorrowerCo, LLC	Revolver	2,253
Seahawk Buyer LLC	Delayed Draw Term Loan	50
Seahawk Buyer LLC	Revolver	38
Secretariat Advisors, LLC	Delayed Draw Term Loan	1,081
Stonebridge Companies, LLC	Delayed Draw Term Loan	1,327
Stonebridge Companies, LLC	Revolver	885

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
SV-AERO Holdings, LLC	Delayed Draw Term Loan	$1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	785
Systems Planning And Analysis, Inc.	Revolver	970
Together Womens Health, LLC	Delayed Draw Term Loan	10,905
Together Womens Health, LLC	Revolver	2,305
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	1,127
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	4,478
		$147,683
As of December 31, 2025, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	$5,889
ACP Avenu Buyer, LLC	Revolver	2,061
AG Bells, LLC	Revolver	1,696
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	50
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	3,388
Ambient Enterprises Holdco, LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	3,376
American Combustion Industries, LLC	Revolver	236
Amerspirit FL, LLC	Delayed Draw Term Loan	865
Ampler QSR Holdings, LLC	Revolver	2,451
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	1,998
Amylu Borrower Sub, LLC	Revolver	2,508
Apex Service Partners, LLC	Delayed Draw Term Loan	23
Apex Service Partners, LLC	Revolver	1,885
Beacon Oral Specialists	Delayed Draw Term Loan	252
Beacon Oral Specialists	Delayed Draw Term Loan	1,171
Bristol Hospice, LLC	Revolver	3,779
Cards Live Oak Holdings INC	Delayed Draw Term Loan	50
Cards Live Oak Holdings INC	Revolver	33
Cvausa Management, LLC	Delayed Draw Term Loan	16,533
Cvausa Management, LLC	Revolver	1,111
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	4,090
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	2,272
Dentive Capital, LLC	Revolver	50
Dermcare Management, LLC	Delayed Draw Term Loan	18,476
Dukes Root Control Inc.	Revolver	908
Durare Bidco LLC	Delayed Draw Term Loan	50
Durare Bidco LLC	Revolver	50
Elessent Clean Technologies Inc.	Revolver	1,711
Flexera Software LLC	Revolver	50
GC Waves Holdings, Inc.	Delayed Draw Term Loan	1,092
High Street Buyer, Inc.	Delayed Draw Term Loan	17,251
HLSG Intermediate, LLC	Delayed Draw Term Loan	2,341
HLSG Intermediate, LLC	Revolver	837
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
KAMC Holdings, Inc.	Revolver	27
Legacy Precast Buyer	Delayed Draw Term Loan	5,157
Legacy Precast Buyer	Revolver	4,727
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1,403
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	641
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	4,000
NWP Acquisition Holdings, LLC	Revolver	5,000

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
Offen, Inc.	Revolver	$3,178
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office, LLC	Revolver	797
Regent Surgical Health, LLC	Delayed Draw Term Loan	2,256
Regent Surgical Health, LLC	Revolver	7,824
RKD Group, LLC	Delayed Draw Term Loan	3,233
RKD Group, LLC	Revolver	1,805
Royal Holdco Corporation	Delayed Draw Term Loan	4,740
Royal Holdco Corporation	Revolver	404
RPX Corporation	Revolver	2,601
Salt Dental Collective, LLC	Revolver	78
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	4,942
Sandlot Baseball BorrowerCo, LLC	Revolver	2,253
Secretariat Advisors, LLC	Delayed Draw Term Loan	1,081
Stonebridge Companies, LLC	Delayed Draw Term Loan	1,327
Stonebridge Companies, LLC	Revolver	885
Superjet Buyer, LLC	Delayed Draw Term Loan	4,134
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	1,595
Systems Planning And Analysis, Inc.	Revolver	1,970
Together Womens Health, LLC	Delayed Draw Term Loan	10,905
Together Womens Health, LLC	Revolver	2,305
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	1,127
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	4,478
		$197,802
Off balance sheet risk
Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2026 and December 31, 2025, there were no commitments outstanding for derivative contracts.
Legal proceedings
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any material pending legal proceedings.
8. Net Assets
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share. The Company issues shares of common stock in the Private Offering on an ongoing basis at an offering price generally equal to the net asset value per share. As of June 30, 2026 and December 31, 2025, the Company had 27,234,435 and 24,058,078 shares issued and outstanding, respectively.
The Company issued and sold the following shares of common stock during the six months ended June 30, 2026 (amounts in thousands, except share and per share amounts):

		For the six months ended June 30, 2026
Date	Number of Shares Issued	Gross Proceeds	Net Proceeds	Average Price/Share
3/24/2026	1,711,263	$27,500	$27,500	16.07
5/15/2026	580,074	9,403	9,403	16.21
	2,291,337	$36,903	$36,903

The Company issued and sold the following shares of common stock during the six months ended June 30, 2025 (amounts in thousands, except share and per share amounts):

		For the six months ended June 30, 2025
Date	Number of Shares Issued	Gross Proceeds	Net Proceeds	Average Price/Share
3/28/2025	3,090,235	$50,000	$50,000	16.18
	3,090,235	$50,000	$50,000
9. Distributions and Dividend Reinvestment
The following tables reflects the distributions declared on the Company’s common stock for the six months ended June 30, 2026 and 2025 (amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
3/12/2026	3/12/2026	4/27/2026	$0.40	$9,810
6/11/2026	6/11/2026	7/27/2026	0.41	11,166
			$0.81	$20,976

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount
6/10/2025	6/10/2025	6/17/2025	$0.30	$5,409
			$0.30	$5,409
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
Pursuant to the DRIP, the following tables summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the six months ended June 30, 2026 and 2025 (amounts in thousands, except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
1/26/2026	$7,688	465,930
4/27/2026	6,751	419,089
	$14,439

Payment Date	DRIP Value	DRIP Shares Issued
6/17/2025	$3,622	222,903
	$3,622
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return on capital. A return of capital generally is a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year, a statement on Form 1099-DIV identifying the tax character of the distributions will be mailed to our shareholders. The tax character of the distributions are not determined until our taxable year end.

10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (amounts in thousands, except share and per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$8,327	$7,729	$16,384	$15,220
Weighted average shares outstanding (basic and diluted)	26,834,220	18,064,572	25,696,777	16,579,232
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.31	$0.43	$0.65	$0.92
11. Tax Information
For the three and six months ended June 30, 2026 and 2025, the Company did not accrue any excise or other tax fees. For the three and six months ended June 30, 2026, the Company paid excise and other tax fees of $0.04 million. For the three and six months ended June 30, 2025, the Company did not pay any excise or other tax fees.
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements, nor does it expect any such positions to arise within the next 12 months. The Company is currently not undergoing any tax examinations.
12. Financial Highlights
The following are financial highlights for common shares outstanding during the six months ended June 30, 2026 and 2025 (amounts in thousands, except share and per share amounts):

	For the six months ended June 30,
	2026	2025
Per share data: (1)
Net asset value, beginning of period	$16.11	$15.76
Net investment income (loss)	0.80	0.75
Net change in unrealized appreciation (depreciation)	(0.15)	0.17
Net increase (decrease) in net assets from operations	0.65	0.92
Distributions declared (2)	(0.81)	(0.30)
Total increase (decrease) in net assets	(0.16)	0.62
Net asset value, end of period	$15.95	$16.38
Shares Outstanding, end of period	27,234,435	18,253,180
Total Return (3)	4.03%	3.93%
Ratios
Ratio of net expenses to average net assets (4)	11.45%	14.87%
Ratio of net investment income (loss) to average net assets (4)	10.05%	9.38%
Portfolio turnover rate (5)	8.62%	10.28%
Supplemental Data
Net Assets, end of period	$434,394	$298,923
Weighted average shares outstanding	25,696,777	16,579,232
Total capital commitments, end of period	$479,753	$470,350

	For the six months ended June 30,
Asset coverage ratio	181.77%	174.72%
Ratio of total contributed capital to total committed capital, end of period	90.27%	61.21%
(1)Per share amounts are calculated based on the weighted average shares outstanding for the six months ended June 30, 2026 and 2025.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9. Distributions and Dividend Reinvestment).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(4)Amounts are annualized. For the six months ended June 30, 2026 and 2025, the ratio of total operating expenses, excluding interest and borrowing expenses, to average net assets was 3.70% and 4.58%, respectively.
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
14. Subsequent Events
The Company's management evaluated subsequent events through the date of the issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2026, except as discussed below.
On July 27, 2026, the Company issued approximately 380,777 shares of its Common Stock pursuant to the Company’s DRIP in connection with the distribution paid to shareholders on July 27, 2026.

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
Portfolio Composition
The total value of our investment portfolio was $921.5 million as of June 30, 2026, as compared to $884.4 million as of December 31, 2025. As of June 30, 2026, we had investments in 60 portfolio companies with an aggregate cost of $918.0 million. As of December 31, 2025, we had investments in 54 portfolio companies with an aggregate cost of $876.7 million.
As of June 30, 2026, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$918,011	100%	$921,452	100%
	$918,011	100%	$921,452	100%
As of December 31, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Amortized Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Total Private Debt - United States	$876,688	100%	$884,414	100%
	$876,688	100%	$884,414	100%

The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of June 30, 2026 and December 31, 2025, were 9.1% and 3.8 years and 9.3% and 4.1 years, respectively.
Investment Activity
During the three months ended June 30, 2026, we made 30 new investments totaling $66.5 million of commitments, excluding short-term investments. During the three months ended June 30, 2026, we had partial realizations in 4 portfolio company borrowers totaling $55.3 million of commitments and full realization in 1 portfolio company borrower totaling $10.9 million of commitments. We had no full repayments during the three months ended June 30, 2026.
During the six months ended June 30, 2026, we made 40 new investments totaling $91.4 million of commitments, excluding short-term investments. During the six months ended June 30, 2026, we had partial realizations in 4 portfolio company borrowers totaling $55.3 million of commitments, full realization in 1 portfolio company borrower totaling $10.9 million of commitments, and full repayments in 2 portfolio company borrowers totaling $17.1 million of commitments.
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
The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Health Care Providers & Services	25.66%	25.38%
Commercial Services & Suppliers	17.66%	16.22%
Diversified Consumer Services	9.93%	9.85%
Financial Services	7.99%	8.65%
Insurance	7.01%	7.18%
Aerospace & Defense	5.57%	6.20%
Professional Services	4.88%	4.74%
Software	4.53%	5.51%
Energy Equipment & Services	4.30%	4.66%
Construction & Engineering	4.02%	3.41%
Specialty Retail	3.08%	3.17%
Hotels, Restaurants & Leisure	1.62%	1.41%
Multi-Utilities	1.18%	1.24%
Entertainment	0.98%	1.00%
Distributors	0.65%	—%
Containers & Packaging	0.61%	—%
Food Products	0.33%	—%
Health Care Equipment & Supplies	—%	1.38%
Total	100%	100%
See Note 4 to our unaudited consolidated financial statements for further discussion on the Company's portfolio and selected balance sheet information as of June 30, 2026 and December 31, 2025, respectively.
The geographic composition of investments at cost and fair value as of June 30, 2026 were as follows (amounts in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$918,011	$921,452	100%	212.12%
Total investments	$918,011	$921,452	100%	212.12%

The geographic composition of investments at cost and fair value as of December 31, 2025 were as follows (amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$876,688	$884,414	100%	228.15%
Total investments	$876,688	$884,414	100%	228.15%
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
Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. All investments that carry a risk rating of 4 will be reviewed at least once per month with the Adviser's Chief Credit Officer, who is responsible for overseeing our restructuring processes. Activities relating to such investments ranges from a heightened level of interfacing with management and all other capital constituents to hiring financial and legal advisers in furtherance of a balance sheet restructuring. When deemed necessary, the Adviser professionals may participate as members or leaders of ad hoc creditors’ committees and/or be called upon to testify in bankruptcy court on behalf of a certain class of creditors. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of June 30, 2026 and December 31, 2025, respectively (amounts in thousands):

	June 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	0.0%	$—	0.0%
Grade 2	918,770	99.7%	881,779	99.7%
Grade 3	2,682	0.3%	2,635	0.3%
Grade 4	—	0.0%	—	0.0%
Total Investments	$921,452	100.0%	$884,414	100.0%
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2026 and December 31, 2025, we had no non-accrual assets.
Results of Operations
For the three and six months ended June 30, 2026 and 2025
Operating results for the three and six months ended June 30, 2026 and 2025 were as follows (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total investment income	$22,245	$17,336	$44,062	$31,969
Net operating expenses	11,619	10,603	23,464	19,599
Net investment income before excise tax	10,626	6,733	20,598	12,370
Excise tax expense	—	—	—	—
Net investment income after excise tax	10,626	6,733	20,598	12,370
Net realized and unrealized gain (loss)	(2,299)	996	(4,214)	2,850
Net increase in net assets resulting from operations	$8,327	$7,729	$16,384	$15,220

Net increase in net assets resulting from operations for the three months ended June 30, 2026 and 2025 was approximately $8.3 million and $7.7 million, respectively. The increase is primarily due to a $3.9 million increase in net investment income, partially offset by a $3.3 million increase in net realized and unrealized loss period-over-period.
Net increase in net assets resulting from operations for the six months ended June 30, 2026 and 2025 was approximately $16.4 million and $15.2 million, respectively. The increase is primarily due to a $8.2 million increase in net investment income, partially offset by a $7.1 million increase in net realized and unrealized loss period-over-period.
Investment Income (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Interest income	$20,837	$16,371	$41,350	$30,090
PIK interest income	1,337	789	2,624	1,519
Other income	71	176	88	360
Total investment income	$22,245	$17,336	$44,062	$31,969
Total investment income for the three months ended June 30, 2026 increased $4.9 million, or 28.3%, as compared to the three months ended June 30, 2025. Total investment income for the six months ended June 30, 2026 increased $12.1 million, or 37.8%, as compared to the six months ended June 30, 2025. The increase in total investment income for each comparable period is attributable to the significant increase in our portfolio as the Company continues to ramp up.
Operating Expenses (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Interest and borrowing expenses	$7,867	$7,221	$15,873	$13,558
Investment income incentive fees	1,481	962	2,871	1,767
Management fees	1,312	913	2,507	1,639
Professional fees	470	574	1,027	1,130
Administration fees	190	129	377	254
Capital gains incentive fees	(259)	—	(501)	—
Other general and administrative expenses	558	804	1,310	1,251
Total expenses	$11,619	$10,603	$23,464	$19,599
Interest and Borrowing Expenses
Interest and borrowing expenses for the three and six months ended June 30, 2026, were attributable to borrowings under the Credit Facility and Subscription Line (as discussed below under “Liquidity and Capital Resources”). For the three and six months ended June 30, 2026, the Company incurred $7.9 million and $15.9 million in interest and borrowing expenses, respectively. For the three and six months ended June 30, 2025, the Company incurred $7.2 million and $13.6 million in interest and borrowing expenses, respectively. Interest and borrowing expenses increased approximately $0.6 million, or 8.9%, for the three months ended June 30, 2026 from the comparable period in 2025 due to an increase in the average debt outstanding of approximately $119.4 million, partially offset by a decrease in the weighted average interest rate of approximately 0.9%. Interest and borrowing expenses increased approximately $2.3 million, or 17.1%, for the six months ended June 30, 2026 from the comparable period in 2025 due to an increase in the average debt outstanding of approximately $151.7 million, partially offset by a decrease in the weighted average interest rate of approximately 1.0%.
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
See Note 3 to our unaudited consolidated financial statements for additional information regarding the Investment Management Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2026, the amount of Management Fee incurred was $1.3 million and $2.5 million, respectively. For the three and six months ended June 30, 2025, the amount of Management Fee incurred was $0.9 million and $1.6 million, respectively. The increase in Management Fee for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was driven by the increase in net assets period-over-period.
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
For the three and six months ended June 30, 2026, the Company incurred $1.5 million and $2.9 million, respectively, in investment income incentive fees. For the three and six months ended June 30, 2025, the Company incurred $1.0 million and $1.8 million, respectively, in investment income incentive fees.
Investment income incentive fees increased approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2026, respectively, from the comparable periods in 2025 due to a higher pre-incentive fee net investment income in excess of the hurdle period-over-period. As of June 30, 2026 and December 31, 2025, $2.2 million and $1.6 million, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in our Consolidated Statements of Assets and Liabilities.
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
Capital gains incentive fees accrued (reversed), but not yet payable, on a hypothetical liquidation basis under GAAP for the three and six months ended June 30, 2026 were $(0.3) million and $(0.5) million, respectively. For the three and six months ended June 30, 2025, the Company did not accrue (reverse) capital gains incentive fees. As of June 30, 2026 and December 31, 2025, $0.5 million and $1.0 million, respectively, of accrued capital gains incentive fees are included in our Consolidated Statements of Assets and Liabilities.
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
Professional Fees
Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of us. For the three and six months ended June 30, 2026, the Company incurred $0.5 million and $1.0 million, respectively, in professional fees. For the three and six months ended June 30, 2025, the Company incurred $0.6 million and $1.1 million, respectively, in professional fees.
Administration Fees
Administration fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement. See Note 3 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and six months ended June 30, 2026, the Company incurred $0.2 million and $0.4 million, respectively, in administration fees. For the three and six months ended June 30, 2025, the Company incurred $0.1 million and $0.3 million, respectively, in administration fees.

Other General and Administrative Expenses
Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and six months ended June 30, 2026, the Company incurred $0.6 million and $1.3 million in other general and administrative expenses, respectively. For the three and six months ended June 30, 2025, the Company incurred $0.8 million and $1.3 million in other general and administrative expenses, respectively.
Net Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 and 2025 were as follows (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Non-control, non-affiliate investments	$(2,356)	$996	$(4,150)	$2,850
Foreign currency translation	(15)	—	(136)	—
Net change in unrealized appreciation (depreciation)	$(2,371)	$996	$(4,286)	$2,850
For the three months ended June 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) was $(2.4) million and $1.0 million, respectively. For the six months ended June 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) was $(4.3) million and $2.9 million, respectively. The increase in net unrealized depreciation on the Company’s portfolio for the three and six months ended June 30, 2026 reflects the impact of wider market credit spreads across the private credit market, as well as certain company-specific fundamental performance factors, which collectively resulted in lower fair values across the Company’s debt investments. For the three and six months ended June 30, 2025, the net unrealized appreciation on the Company’s portfolio was driven by fundamental portfolio performance of investments.
Net Realized Gain (Loss)
Net realized gain (loss) for the three and six months ended June 30, 2026 and 2025 were as follows (amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Non-controlled, non-affiliated investments	$74	$—	$74	$—
Foreign currency transactions	(2)	—	(2)	—
Net realized gain (loss)	$72	$—	$72	$—
For the three and six months June 30, 2026, the Company recorded net realized gain of $0.1 million and $0.1 million, respectively. The net realized gain for both the three and six months ended June 30, 2026 was driven by the partial realizations in 4 portfolio company borrowers and full realization in 1 portfolio company borrower. There was no realized gain (loss) recorded for the three and six months ended June 30, 2025.
Liquidity and Capital Resources
We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Credit Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 181.8% and 173.0% as of June 30, 2026 and December 31, 2025, respectively.
Cash Flows
For the six months ended June 30, 2026, we experienced a net increase in cash in the amount of $10.2 million. During that period, our operating activities used $22.6 million in cash, consisting primarily of purchases of portfolio investment securities of $114.8 million, which was partially offset by proceeds from sales and principal repayments of investment securities of $77.7 million. In addition, financing activities provided net cash of $32.8 million, consisting primarily of net borrowings under the Credit Facility (as defined below) and Subscription Line (as defined below) of $0.1 million and proceeds from the issuance of Common Stock of $36.9 million. At June 30, 2026, we had $37.8 million of cash on hand.
For the six months ended June 30, 2025, we experienced a net increase in cash in the amount of $36.4 million. During that period, our operating activities used $179.7 million in cash, consisting primarily of purchases of portfolio investment securities of $243.3 million, which was partially offset by proceeds from sales and principal repayments of investment securities of $61.9 million. In addition, financing activities provided net cash of $216.1 million, consisting primarily of borrowings under the Credit Facility of $394.8 million and proceeds from the issuance of Common Stock of $50.0 million. At June 30, 2025, we had $44.5 million of cash on hand.
Financing Transactions
Credit Facility
On November 8, 2024, WT Capital Fund – SPV1, LLC (the “Borrower”), a Delaware limited liability company and wholly owned subsidiary of the Company, entered into an Amended and Restated Loan, Security and Collateral Management Agreement with Ally Bank, as administrative agent for a $300.0 million revolving credit facility (the “A&R Credit Facility”). The A&R Credit Facility combined, amended and restated the Prior Onshore Credit Facility and the Prior Offshore Credit Facility each as defined and described below. On February 21, 2025, the Borrower entered into a First Amendment to the A&R Credit Facility, which increased the total commitments thereunder from $300.0 million to $500.0 million. On December 23, 2025, the Company entered into a Second Amendment to the A&R Credit Facility which, among other things, (i) increased the total commitment under the A&R Credit Facility from $500.0 million to $575.0 million, (ii) joined WT Capital Fund - SPV 1 Sub Gold LLC, a wholly owned subsidiary of the Company, as a new borrower, (iii) reduced applicable spreads, (iv) allow acquisitions of loans in foreign currencies such as EUR and GBP and (v) amend the definition of "Change of Control" and "Material Modification" as defined in the A&R Credit Facility.
Prior to the consummation of the transactions under the Merger Agreements, the Borrower was a wholly owned subsidiary of the Onshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Onshore Credit Facility”). On November 8, 2024, WT Capital Fund (Offshore) – SPV1, LLC (the “Prior Offshore Borrower”), a Delaware limited liability company and wholly owned subsidiary of the Company, merged with the Borrower with the Borrower being the surviving limited liability company. Prior to the consummation of the transactions under the Merger Agreements, the Prior Offshore Borrower was a wholly owned subsidiary of the Offshore Fund and, prior to the effectiveness of the A&R Credit Facility, the Prior Offshore Borrower was the borrower under a $100.0 million revolving credit facility with Ally Bank (“Prior Offshore Credit Facility”).
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
During the six months ended June 30, 2026, we declared distributions of $21.0 million, of which $11.2 million were unpaid and included in distribution payable in our Consolidated Statements of Assets and Liabilities. During the six months ended June 30, 2025, we declared and paid distributions of $5.4 million.
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
•The audit committee of the Board (the “Audit Committee”) is apprised of the preliminary valuations and the results of the independent valuation firm’s conclusion. Once resolved, the independent valuation firm issues its opinion as to whether our valuations are reasonable.
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
Dividend income on preferred equity is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity contains PIK provisions, PIK dividends computed at the contractual rates are accrued and recorded as dividend income and added to the principal balance of the preferred equity. PIK dividends added to the principal balance are generally collected upon redemption of the equity. As of June 30, 2026, the Company did not maintain any investments in equity securities.
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
Off-Balance Sheet Arrangements
Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The balance of unused commitments to extend financing as of June 30, 2026 was as follows (amounts in thousands):

			June 30, 2026
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	April 21, 2027	$5,889	$(24)
ACP Avenu Buyer, LLC	Revolver	October 2, 2029	1,601	(7)
AG Bells, LLC	Revolver	August 19, 2030	1,696	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	April 30, 2027	26	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	November 26, 2027	50	—
Ambient Enterprises Holdco, LLC	Revolver	December 7, 2029	685	—
American Combustion Industries, LLC	Revolver	August 31, 2028	236	(1)

			June 30, 2026
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Amerspirit FL, LLC	Delayed Draw Term Loan	August 15, 2027	$488	$(10)
Ampler QSR Holdings, LLC	Revolver	August 19, 2030	2,451	(1)
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	June 10, 2027	1,662	17
Amylu Borrower Sub, LLC	Revolver	June 10, 2031	2,508	—
Apex Service Partners, LLC	Revolver	October 24, 2029	1,382	—
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	928	(2)
Bristol Hospice, LLC	Revolver	August 26, 2032	3,779	(73)
Cards Live Oak Holdings Inc.	Delayed Draw Term Loan	October 21, 2027	17	—
Cards Live Oak Holdings Inc.	Revolver	October 21, 2032	20	—
Cranetech USA Inc	Delayed Draw Term Loan	June 17, 2028	33	(1)
Cranetech USA Inc	Revolver	June 17, 2032	33	(1)
Cvausa Management, LLC	Delayed Draw Term Loan	February 1, 2027	7,660	—
Cvausa Management, LLC	Revolver	May 22, 2028	1,111	—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	August 4, 2026	4,090	(168)
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 4, 2031	1,988	(82)
Dentive Capital, LLC	Revolver	December 22, 2028	50	(1)
Dukes Root Control Inc.	Revolver	December 7, 2029	908	—
Durare Bidco LLC	Delayed Draw Term Loan	August 7, 2028	29	—
Durare Bidco LLC	Revolver	August 9, 2032	50	—
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	—
Flexera Software LLC	Revolver	August 16, 2032	50	(1)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 6, 2027	737	7
GMLx Buyer LLC	Delayed Draw Term Loan	December 31, 2027	13,317	(133)
GMLx Buyer LLC	Revolver	January 2, 2032	5,549	(55)
GRVTY, Inc.	Delayed Draw Term Loan	May 28, 2028	50	(1)
GRVTY, Inc.	Revolver	May 28, 2033	50	(1)
High Street Buyer, Inc.	Delayed Draw Term Loan	July 19, 2027	15,810	(95)
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	December 21, 2026	3,136	12
Ironhorse Purchaser, LLC	Delayed Draw Term Loan	April 15, 2028	50	(1)
Ironhorse Purchaser, LLC	Revolver	March 31, 2029	46	—
KAMC Holdings, Inc.	Revolver	August 1, 2031	27	(1)
Key Container Borrower, LLC	Delayed Draw Term Loan	February 17, 2028	50	(1)
Key Container Borrower, LLC	Revolver	February 17, 2032	50	(1)
Legacy Precast Buyer	Delayed Draw Term Loan	December 16, 2027	5,157	7
Legacy Precast Buyer	Revolver	December 16, 2032	4,727	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	1,252	(2)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	320	(1)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 26, 2027	50	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	2,350	(4)
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	May 21, 2026	14	—
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	4,040	—
Offen, Inc.	Revolver	July 23, 2029	3,178	(130)
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(10)
Pathstone Family Office, LLC	Delayed Draw Term Loan	June 1, 2028	48	—
Pathstone Family Office, LLC	Revolver	May 15, 2028	1,048	—
Premier Forge Purchaser LLC	Revolver	June 29, 2032	50	(1)
Radwell Parent, LLC	Delayed Draw Term Loan	March 10, 2028	97	—
Radwell Parent, LLC	Revolver	April 1, 2030	73	—
Regent Surgical Health, LLC	Delayed Draw Term Loan	April 23, 2027	50	(1)
Regent Surgical Health, LLC	Revolver	September 12, 2030	6,729	(95)
RKD Group, LLC	Delayed Draw Term Loan	May 19, 2027	3,233	(33)
RKD Group, LLC	Revolver	May 19, 2031	1,805	(19)
Royal Holdco Corporation	Delayed Draw Term Loan	March 8, 2027	1,496	(23)
Royal Holdco Corporation	Revolver	December 30, 2030	224	(3)
RPX Corporation	Revolver	August 2, 2030	2,601	—

			June 30, 2026
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	September 6, 2027	$49	$—
Sandlot Baseball BorrowerCo, LLC	Revolver	December 27, 2028	2,253	—
Seahawk Buyer LLC	Delayed Draw Term Loan	November 1, 2027	50	—
Seahawk Buyer LLC	Revolver	May 1, 2032	38	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	February 26, 2027	1,081	(15)
Stonebridge Companies, LLC	Delayed Draw Term Loan	May 16, 2027	1,327	13
Stonebridge Companies, LLC	Revolver	May 16, 2030	885	—
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	—
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	June 7, 2027	785	(1)
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	970	(1)
Together Womens Health, LLC	Delayed Draw Term Loan	August 26, 2027	10,905	—
Together Womens Health, LLC	Revolver	August 26, 2031	2,305	—
VRC Companies, LLC	Revolver	June 29, 2027	100	—
World Insurance Associates, LLC	Revolver	April 3, 2030	1,127	—
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	May 19, 2027	4,478	—
			$147,683	$(944)
The balance of unused commitments to extend financing as of December 31, 2025 was as follows (amounts in thousands):

			December 31, 2025
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	April 21, 2027	$5,889	$44
ACP Avenu Buyer, LLC	Revolver	October 2, 2029	2,061	—
AG Bells, LLC	Revolver	August 19, 2030	1,696	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	April 30, 2027	50	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	April 30, 2027	3,388	25
Ambient Enterprises Holdco, LLC	Revolver	December 7, 2029	685	—
American Combustion Industries, LLC	Delayed Draw Term Loan	June 15, 2026	3,376	(65)
American Combustion Industries, LLC	Revolver	August 31, 2028	236	(5)
Amerspirit FL, LLC	Delayed Draw Term Loan	August 15, 2027	865	(13)
Ampler QSR Holdings, LLC	Revolver	August 19, 2030	2,451	(11)
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	June 10, 2027	1,998	24
Amylu Borrower Sub, LLC	Revolver	June 10, 2031	2,508	—
Apex Service Partners, LLC	Delayed Draw Term Loan	April 29, 2027	23	—
Apex Service Partners, LLC	Revolver	October 24, 2029	1,885	—
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	252	(1)
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	1,171	(3)
Bristol Hospice, LLC	Revolver	August 26, 2032	3,779	—
Cards Live Oak Holdings INC	Delayed Draw Term Loan	October 21, 2027	50	(1)
Cards Live Oak Holdings INC	Revolver	October 21, 2032	33	—
Cvausa Management, LLC	Delayed Draw Term Loan	February 1, 2027	16,533	165
Cvausa Management, LLC	Revolver	May 22, 2028	1,111	—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	August 4, 2026	4,090	(82)
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 4, 2031	2,272	(45)
Dentive Capital, LLC	Revolver	December 22, 2028	50	(2)
Dermcare Management, LLC	Delayed Draw Term Loan	March 31, 2026	18,476	(112)
Dukes Root Control Inc.	Revolver	December 7, 2029	908	—
Durare Bidco LLC	Delayed Draw Term Loan	August 7, 2028	50	—
Durare Bidco LLC	Revolver	August 9, 2032	50	—
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	—
Flexera Software LLC	Revolver	August 16, 2032	50	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 6, 2027	1,092	—
High Street Buyer, Inc.	Delayed Draw Term Loan	July 19, 2027	17,251	(86)
HLSG Intermediate, LLC	Delayed Draw Term Loan	March 14, 2027	2,341	—
HLSG Intermediate, LLC	Revolver	March 30, 2029	837	—

			December 31, 2025
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	December 21, 2026	$3,136	$9
KAMC Holdings, Inc.	Revolver	August 1, 2031	27	—
Legacy Precast Buyer	Delayed Draw Term Loan	December 16, 2027	5,157	(52)
Legacy Precast Buyer	Revolver	December 16, 2032	4,727	(47)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	1,403	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	641	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	2,350	—
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	May 21, 2026	4,000	40
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	—
Offen, Inc.	Revolver	July 23, 2029	3,178	(32)
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(15)
Pathstone Family Office, LLC	Delayed Draw Term Loan	June 21, 2026	5,340	53
Pathstone Family Office, LLC	Revolver	May 15, 2028	797	—
Regent Surgical Health, LLC	Delayed Draw Term Loan	September 13, 2027	2,256	(34)
Regent Surgical Health, LLC	Revolver	September 12, 2030	7,824	(117)
RKD Group, LLC	Delayed Draw Term Loan	May 19, 2027	3,233	(39)
RKD Group, LLC	Revolver	May 19, 2031	1,805	(22)
Royal Holdco Corporation	Delayed Draw Term Loan	March 8, 2027	4,740	(18)
Royal Holdco Corporation	Revolver	December 30, 2030	404	(2)
RPX Corporation	Revolver	August 2, 2030	2,601	—
Salt Dental Collective, LLC	Revolver	February 15, 2028	78	—
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	June 5, 2026	4,942	—
Sandlot Baseball BorrowerCo, LLC	Revolver	December 27, 2028	2,253	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	February 26, 2027	1,081	(7)
Stonebridge Companies, LLC	Delayed Draw Term Loan	May 16, 2027	1,327	3
Stonebridge Companies, LLC	Revolver	May 16, 2030	885	2
Superjet Buyer, LLC	Delayed Draw Term Loan	May 23, 2026	4,134	—
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	—
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	June 7, 2027	1,595	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	1,970	—
Together Womens Health, LLC	Delayed Draw Term Loan	August 26, 2027	10,905	(123)
Together Womens Health, LLC	Revolver	August 26, 2031	2,305	(26)
VRC Companies, LLC	Revolver	June 29, 2027	100	—
World Insurance Associates, LLC	Revolver	April 3, 2030	1,127	—
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	May 19, 2027	4,478	—
			$197,802	$(595)
Recent Developments
On July 27, 2026, the Company issued approximately 380,777 shares of its Common Stock pursuant to the Company’s DRIP in connection with the distribution paid to shareholders on July 27, 2026.
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
We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. The Federal Reserve reduced interest rates by 0.25% in each of September, October and December of 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve has maintained this range at each of its meetings in 2026. In considering the extent and timing of additional rate cuts in the future, the Federal Reserve stated that it will carefully assess incoming data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results.
As of June 30, 2026, 99.9% of investments at fair value (excluding unfunded debt investments) represent floating-rate investments with a SOFR floor (includes investments bearing prime interest rate contracts) and 0.1% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of June 30, 2026. Interest expense on our floating rate credit facilities is calculated using the interest rate as of June 30, 2026, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (amounts in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$4,611	$(2,649)	$1,962
Up 150 Basis Points	3,458	(1,987)	1,471
Up 100 Basis Points	2,305	(1,325)	980
Up 50 Basis Points	1,153	(662)	491
Down 50 Basis Points	(1,153)	662	(491)
Down 100 Basis Points	(2,305)	1,325	(980)
Down 150 Basis Points	(3,458)	1,987	(1,471)
Down 200 Basis Points	(4,611)	2,649	(1,962)
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
As of June 30, 2026, we believe that there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended June 30, 2026, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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

Willow Tree Capital Corporation

Date: August 12, 2026	By:	/s/ Timothy Lower
	Name:	Timothy Lower
	Title:	Chief Executive Officer and President

Date: August 12, 2026	By:	/s/ Mark Klingensmith
	Name:	Mark Klingensmith
	Title:	Chief Financial Officer and Treasurer