Form 10-Q
period 2026-09-30
Willow Tree Capital Corp
filed 2026-11-12
CIK 1944831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2026, the registrant had 28,057,485 shares of common stock, $0.01 par value per share, outstanding.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-
looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,”
“goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in Item 1A entitled “Risk Factors” in Part I in our Annual Report on Form 10-K for the fiscal year ended
December 31, 2025,  Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.
The following factors are among those that may cause actual results to differ materially from our forward-looking statements:
•Our future operating results;
•Our business prospects and prospects of our portfolio companies;
•The ability of our portfolio companies to achieve their objectives;
•Changes in political, economic, or industry conditions, the interest rate environment, imposition of tariffs, trade disputes, the risk of recession, the risk of future government shutdowns or conditions affecting the financial and capital markets;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with
iii

the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form
10-Q and current reports on Form 8-K.

Part I. Financial Information
Item 1. Consolidated Financial Statements
WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of September 30,	As of December 31,
	2026	2025
Assets	(unaudited)
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $906,559 and $876,688, respectively)	$911,326	$884,414
Cash	47,687	27,591
Interest, dividends and fee receivable	5,824	5,363
Deferred financing costs	5,079	6,496
Receivable for investments sold	183	17,953
Prepaid expenses and other assets	10	85
Total assets	$970,109	$941,902

Liabilities
Borrowings	$500,616	$531,190
Distribution payable	11,322	9,242
Interest payable	7,254	7,831
Investment income incentive fees payable	2,368	1,616
Payable for investments purchased	1,458	—
Management fees payable	1,369	1,044
Contributions received in advance	1,038	—
Accrued capital gains incentive fees	605	969
Accrued expenses and other liabilities	2,936	2,366
Total liabilities	$528,966	$554,258

Commitments and contingencies (see Note 7)

Net Assets
Common stock, $0.01 par value, 200,000,000 shares authorized, 27,615,211 and 24,058,078 shares issued and outstanding, respectively	$276	$241
Additional paid in capital	438,889	381,471
Distributable earnings (loss)	1,978	5,932
Total net assets	$441,143	$387,644
Total liabilities and net assets	$970,109	$941,902
Net asset value per share	$15.97	$16.11
The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled, non-affiliated investments:
Interest income	$21,381	$18,407	$62,731	$48,497
PIK interest income	1,450	1,162	4,075	2,681
PIK dividend income	76	—	76	—
Other income	206	74	293	434
Total investment income from non-controlled, non-affiliated investments	23,113	19,643	67,175	51,612
Total investment income	23,113	19,643	67,175	51,612

Expenses:
Interest and borrowing expenses	8,104	8,073	23,977	21,630
Investment income incentive fees	1,528	1,180	4,399	2,948
Management fees	1,369	942	3,876	2,581
Professional fees	505	396	1,532	1,526
Administration fees	185	195	562	448
Capital gains incentive fees(1)	138	928	(364)	928
Other general and administrative expenses	726	594	2,038	1,846
Total expenses	12,555	12,308	36,020	31,907
Net investment income	10,558	7,335	31,155	19,705

Net realized gain (loss):
Non-controlled, non-affiliated investments	78	—	152	—
Foreign currency transactions	(3)	(1)	(5)	(1)
Net realized gain (loss)	75	(1)	147	(1)
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	1,342	2,629	(2,807)	5,479
Foreign currency transactions	(16)	31	(152)	31
Net change in unrealized appreciation (depreciation)	1,326	2,660	(2,959)	5,510
Net realized and unrealized gain (loss)	1,401	2,659	(2,812)	5,509
Net increase (decrease) in net assets resulting from operations	$11,959	$9,994	$28,343	$25,214

Per share information - basic and diluted
Net investment income (loss) per share	$0.38	$0.36	$1.18	$1.10
Net increase (decrease) in net assets resulting from operations per share	$0.43	$0.49	$1.08	$1.41
Weighted average shares of common stock outstanding	27,507,601	20,485,409	26,307,018	17,895,599
(1) Capital gains incentive fees displayed above for the nine months ended September 30, 2026, represents the reversal of previously accrued capital gains incentive fees which is based on a hypothetical liquidation basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Changes in Net Assets (Unaudited)
(in thousands, except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$10,558	$7,335	$31,155	$19,705
Net realized gain (loss)	75	(1)	147	(1)
Net change in unrealized appreciation (depreciation)	1,326	2,660	(2,959)	5,510
Net increase (decrease) in net assets resulting from operations	11,959	9,994	28,343	25,214

Capital share transactions:
Issuance of common stock	—	35,000	36,903	85,000
Issuance of common stock from dividend reinvestment plan	6,112	4,480	20,551	8,102
Distributions to common shareholders	(11,322)	(7,345)	(32,298)	(12,754)
Net increase (decrease) from capital share transactions	(5,210)	32,135	25,156	80,348
Total increase (decrease) in net assets	6,749	42,129	53,499	105,562
Net assets, beginning of period	434,394	298,923	387,644	235,490
Net assets, end of period	$441,143	$341,052	$441,143	$341,052
The accompanying notes are an integral part of these unaudited consolidated financial statements.

WILLOW TREE CAPITAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,343	$25,214
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(152)	—
Net realized (gain) loss on foreign currency transactions	5	1
Net change in unrealized (appreciation) depreciation on investments	2,807	(5,479)
Net change in unrealized (appreciation) depreciation on foreign currency translations	152	(31)
Purchases of investment securities	(177,050)	(432,124)
Proceeds from sales and principal repayments of investment securities	153,950	137,621
Interest and dividend income paid in kind	(4,151)	(2,681)
Net amortization of investment discounts and premiums	(2,468)	(1,500)
Amortization of deferred financing costs	1,417	1,324
Changes in operating assets and liabilities:
Receivable for investments sold	17,770	5
Interest, dividends and fee receivable	(461)	(2,408)
Receivable from Adviser	—	460
Prepaid expenses and other assets	75	345
Interest payable	(577)	4,013
Investment income incentive fees payable	752	1,365
Management fees payable	325	598
Accrued capital gains incentive fees	(364)	928
Payable for investments purchased	1,458	(10,556)
Accrued expenses and other liabilities	570	766
Net cash provided by (used in) operating activities	$22,401	$(282,139)

Cash flows from financing activities:
Proceeds from issuance of common stock	36,903	85,000
Contribution received in advance	1,038	—
Proceeds from borrowing	289,566	700,464
Repayments of borrowing	(320,140)	(470,060)
Distributions paid in cash	(9,667)	(4,652)
Cash paid for foreign currency settlement	(5)	(1)
Deferred financing costs paid	—	(2,104)
Repayments of repurchase agreements	—	(11,641)
Net cash provided by (used in) financing activities	$(2,305)	$297,006
Net increase (decrease) in cash	$20,096	$14,867
Cash, beginning of period	27,591	8,107
Cash, end of period	$47,687	$22,974

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for taxes	$31	$—
Cash paid during the period for interest	22,690	15,436
The accompanying notes are an integral part of these unaudited consolidated financial statements.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)	Footnotes	Investment Type	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt
Private Debt - non-controlled, non-affiliated
Aerospace & Defense
GRVTY, Inc.		Term Loan	SOFR (Q)	4.75%	8.52%	5/28/2026	5/30/2033	$5,000	$4,952	$4,959	1.12%
GRVTY, Inc.	(5)	Revolver	—	—	0.25%	5/28/2026	5/30/2033	$50	—	—	—%
GRVTY, Inc.	(5)	Delayed Draw Term Loan	—	—	1.00%	5/28/2026	5/30/2033	$50	—	—	—%
Lenticular Holdings, Inc.		Term Loan	SOFR (Q)	4.75%	8.48%	8/26/2026	9/19/2033	$1,473	1,458	1,458	0.33%
Lenticular Holdings, Inc.	(5)	Delayed Draw Term Loan	—	—	1.00%	8/26/2026	9/19/2033	$304	(3)	—	—%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.82%	11/8/2024	1/19/2031	$8,434	8,352	8,419	1.91%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.82%	1/22/2025	1/19/2031	$2,243	2,243	2,239	0.51%
Neptune Platform Buyer, LLC		Delayed Draw Term Loan	P (Q)	3.75%	10.75%	1/24/2025	1/19/2031	$150	150	150	0.03%
Neptune Platform Buyer, LLC		Delayed Draw Term Loan	P (Q)	3.75%	10.75%	1/24/2025	1/19/2031	$320	319	319	0.07%
Neptune Platform Buyer, LLC	(5),(8)	Delayed Draw Term Loan	SOFR (Q)	3.75%	10.75%	5/28/2026	1/19/2031	$50	2	2	—%
Premier Forge Purchaser LLC	(4)	Term Loan	SOFR (Q)	5.25%	9.32%	6/29/2026	6/29/2033	$5,179	5,116	5,117	1.16%
Premier Forge Purchaser LLC	(5)	Revolver	SOFR (Q)	5.25%	9.32%	6/29/2026	6/29/2032	$50	2	2	—%
Stellant Midco, LLC	(4)	Term Loan	SOFR (Q)	4.50%	8.72%	9/15/2025	9/16/2030	$10,410	10,406	10,410	2.36%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.82%	12/10/2024	11/1/2030	$4,962	4,945	4,962	1.12%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.82%	6/4/2026	11/1/2030	$1,196	1,196	1,196	0.27%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	—	1.00%	12/10/2024	10/30/2026	$1,261	—	—	—%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	—	1.00%	6/4/2026	11/1/2030	$50	—	—	—%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR (Q)	4.75%	8.82%	11/8/2024	8/16/2027	$288	287	287	0.07%
Systems Planning And Analysis, Inc.	(5)	Revolver	SOFR (Q)	4.75%	8.61%	11/8/2024	8/16/2027	$1,541	112	110	0.02%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR (Q)	4.75%	8.82%	11/8/2024	8/16/2027	$230	230	230	0.05%
Systems Planning And Analysis, Inc.	(4),(5)	Delayed Draw Term Loan	SOFR (Q)	4.75%	8.82%	11/8/2024	8/16/2027	$9,279	8,500	8,494	1.93%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR (Q)	4.75%	8.82%	10/6/2025	8/16/2027	$3,190	3,178	3,181	0.72%
									51,445	51,535	11.67%
Commercial Services & Suppliers
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR (Q)	5.50%	9.57%	11/8/2024	6/28/2030	$5,485	5,416	5,521	1.25%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR (Q)	5.50%	9.57%	7/3/2025	6/28/2030	$2,003	1,976	2,016	0.46%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR (Q)	5.50%	9.57%	10/31/2025	6/28/2030	$1,085	1,068	1,093	0.25%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR (Q)	5.50%	9.57%	3/31/2026	6/28/2030	$6,089	6,071	6,129	1.39%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR (Q)	5.50%	9.57%	8/3/2026	6/28/2030	$7,174	7,053	7,223	1.64%
Ambient Enterprises Holdco, LLC		Revolver	SOFR (Q)	5.50%	9.57%	11/8/2024	12/7/2029	$685	111	117	0.03%
Ambient Enterprises Holdco, LLC		Delayed Draw Term Loan	SOFR (Q)	5.50%	9.57%	11/8/2024	6/28/2030	$1,216	1,215	1,239	0.28%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	5.50%	9.57%	12/31/2024	6/28/2030	$1,608	1,587	1,619	0.37%
Ambient Enterprises Holdco, LLC		Delayed Draw Term Loan	SOFR (Q)	5.50%	9.57%	10/31/2025	6/28/2030	$50	49	50	0.01%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	5.50%	9.57%	7/3/2025	6/28/2030	$2,929	2,890	2,948	0.67%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	SOFR (Q)	5.50%	9.57%	5/26/2026	6/28/2030	$50	25	26	0.01%
American Combustion Industries, LLC	(4)	Term Loan	SOFR (M)	5.10%	9.00%	11/8/2024	8/31/2028	$9,121	9,043	9,088	2.06%
American Combustion Industries, LLC	(5)	Revolver	SOFR (M)	5.10%	9.00%	11/8/2024	8/31/2028	$1,415	695	702	0.16%
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR (M)	5.10%	9.00%	11/8/2024	8/31/2028	$1,046	1,033	1,042	0.24%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)	Footnotes	Investment Type	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt
Private Debt - non-controlled, non-affiliated
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR (M)	5.10%	9.00%	11/8/2024	8/31/2028	$3,135	$3,109	$3,124	0.71%
Cards Live Oak Holdings Inc.	(4)	Term Loan	SOFR (Q)	4.75%	8.82%	10/20/2025	10/21/2032	$18,576	18,418	18,417	4.17%
Cards Live Oak Holdings Inc.	(5),(8)	Revolver	SOFR (Q)	4.75%	9.56%	10/20/2025	10/21/2032	$50	44	44	0.01%
Cards Live Oak Holdings Inc.	(5),(8)	Delayed Draw Term Loan	SOFR (Q)	4.75%	9.27%	10/20/2025	10/21/2032	$50	39	39	0.01%
Cranetech USA Inc	(4)	Term Loan	SOFR (Q)	5.00%	8.98%	6/17/2026	6/17/2032	$7,671	7,562	7,578	1.72%
Cranetech USA Inc	(5)	Revolver	—	—	0.50%	6/17/2026	6/17/2032	$33	—	—	—%
Cranetech USA Inc	(5),(8)	Delayed Draw Term Loan	SOFR (Q)	5.00%	8.76%	6/17/2026	6/17/2032	$33	9	9	—%
ESCP DTFS Inc.	(4)	Term Loan	SOFR (Q)	5.50%	9.57%	11/8/2024	9/28/2029	$31,711	31,367	31,711	7.19%
Mersino, Inc.	(4)	Term Loan	SOFR (Q)	6.00%	10.07%	4/15/2026	3/31/2029	$8,626	8,567	8,549	1.94%
Mersino, Inc.	(5)	Revolver	—	—	0.50%	4/15/2026	3/31/2029	$50	—	—	—%
Mersino, Inc.	(5)	Delayed Draw Term Loan	—	—	1.00%	4/15/2026	3/31/2029	$50	—	—	—%
KAMC Holdings, Inc.	(4)	Term Loan	SOFR (Q)	5.25%	9.00%	8/1/2025	8/1/2031	$17,011	16,804	16,558	3.75%
KAMC Holdings, Inc.	(5)	Revolver	SOFR (Q)	5.25%	9.01%	8/1/2025	8/1/2031	$36	5	4	—%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR (Q)	5.50%	9.57%	11/21/2024	11/21/2030	$26,528	26,203	26,553	6.02%
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR (Q)	5.50%	9.57%	9/1/2026	11/21/2030	$50	49	50	0.01%
NWP Acquisition Holdings, LLC	(5)	Revolver	SOFR (Q)	5.25%	9.32%	11/21/2024	11/21/2030	$5,050	780	842	0.19%
NWP Acquisition Holdings, LLC	(4),(5),(8)	Delayed Draw Term Loan	SOFR (Q)	5.50%	9.57%	11/21/2024	11/21/2030	$14,940	14,775	14,941	3.39%
WRM Wastewater Merger Sub, Inc.	(4)	Term Loan	SOFR (M)	5.75%	9.65%	5/19/2025	12/28/2029	$1,382	1,367	1,382	0.31%
WRM Wastewater Merger Sub, Inc.	(4),(8)	Delayed Draw Term Loan	SOFR (M)	5.75%	9.65%	5/19/2025	12/28/2029	$4,640	4,603	4,684	1.06%
WRM Wastewater Merger Sub, Inc.	(5)	Delayed Draw Term Loan	SOFR (M)	5.75%	9.65%	7/21/2026	12/28/2029	$50	24	24	0.01%
									171,957	173,322	39.31%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR (SA)	6.00%	9.95%	11/20/2024	11/15/2029	$11,916	11,763	11,915	2.70%
Elessent Clean Technologies Inc.	(5)	Revolver	—	—	0.50%	11/20/2024	11/15/2029	$1,711	(22)	—	—%
Legacy Precast Buyer	(4)	Term Loan	SOFR (Q)	4.50%	8.57%	12/16/2025	12/16/2032	$18,059	17,899	18,059	4.09%
Legacy Precast Buyer	(5)	Revolver	—	—	0.38%	12/16/2025	12/16/2032	$4,727	(42)	—	—%
Legacy Precast Buyer	(5)	Delayed Draw Term Loan	—	—	0.75%	12/16/2025	12/16/2032	$5,157	(20)	26	0.01%
Seahawk Buyer LLC	(4)	Term Loan	SOFR (M)	5.25%	8.99%	5/1/2026	4/30/2032	$6,817	6,785	6,797	1.54%
Seahawk Buyer LLC	(5),(8)	Revolver	SOFR (Q)	5.25%	7.57%	5/1/2026	4/30/2032	$50	15	15	—%
Seahawk Buyer LLC	(5)	Delayed Draw Term Loan	—	—	1.00%	5/1/2026	4/30/2032	$50	—	—	—%
									36,378	36,812	8.34%
Containers & Packaging
Key Container Borrower, LLC	(4)	Term Loan	SOFR (Q)	4.50%	8.57%	2/17/2026	2/17/2032	$5,635	5,584	5,579	1.26%
Key Container Borrower, LLC	(5)	Revolver	—	—	0.50%	2/13/2026	2/17/2032	$50	—	(1)	—%
Key Container Borrower, LLC	(5)	Delayed Draw Term Loan	—	—	1.00%	2/13/2026	2/17/2032	$50	—	—	—%
									5,584	5,578	1.26%
Distributors
Radwell Parent, LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.82%	4/2/2026	4/1/2030	$1,100	1,097	1,100	0.25%
Radwell Parent, LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.82%	3/30/2026	4/1/2030	$4,439	4,429	4,439	1.01%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)	Footnotes	Investment Type	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt
Private Debt - non-controlled, non-affiliated
Radwell Parent, LLC	(5)	Revolver	SOFR (Q)	4.75%	8.82%	3/30/2026	4/1/2030	$100	$10	$10	—%
Radwell Parent, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	4.75%	8.82%	3/30/2026	4/1/2030	$449	448	449	0.10%
Radwell Parent, LLC	(5)	Delayed Draw Term Loan	SOFR (Q)	4.75%	8.82%	3/30/2026	4/1/2030	$100	7	7	—%
									5,991	6,005	1.36%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR (Q)	5.00%	9.07%	11/8/2024	10/24/2030	$18,543	18,415	18,543	4.20%
Apex Service Partners, LLC	(4)	Term Loan	SOFR (Q)	5.00%	9.07%	4/29/2025	10/24/2030	$25	25	25	0.01%
Apex Service Partners, LLC	(5)	Revolver	—	—	0.50%	11/8/2024	10/24/2029	$1,736	(11)	—	—%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	5.00%	9.07%	9/24/2024	10/24/2030	$6,497	6,452	6,497	1.47%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	5.00%	9.07%	11/8/2024	10/24/2030	$4,862	4,845	4,862	1.10%
Apex Service Partners, LLC		Delayed Draw Term Loan	SOFR (Q)	5.00%	9.07%	4/29/2025	10/24/2030	$74	73	74	0.02%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Term Loan	SOFR (Q)	5.50%	9.26%	2/4/2025	2/4/2031	$11,889	11,715	11,430	2.59%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(5),(8)	Revolver	SOFR (Q)	5.50%	9.29%	2/12/2025	2/4/2031	$4,260	2,210	2,108	0.48%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	5.50%	9.26%	2/4/2025	2/4/2031	$7,161	7,057	6,885	1.56%
IFH Franchisee Holdings, LLC	(4)	Term Loan	SOFR (Q)	5.50%	9.26%	1/10/2025	12/20/2029	$13,645	13,511	13,645	3.09%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	—	1.00%	1/10/2025	12/20/2029	$3,136	(15)	—	—%
John C. Cassidy Air Conditioning & Plumbing Inc.	(4)	Term Loan	SOFR (Q)	5.75%	9.53%	7/24/2026	7/24/2031	$14,967	14,751	14,749	3.34%
John C. Cassidy Air Conditioning & Plumbing Inc.	(5)	Revolver	SOFR (Q)	5.75%	9.51%	7/24/2026	7/24/2031	$50	4	4	—%
John C. Cassidy Air Conditioning & Plumbing Inc.	(5)	Delayed Draw Term Loan	—	—	1.00%	7/24/2026	7/24/2031	$50	—	—	—%
Sandlot Baseball BorrowerCo, LLC		Revolver	SOFR (Q)	4.75%	8.82%	6/2/2025	12/27/2028	$2,253	2,253	2,253	0.51%
Sandlot Baseball BorrowerCo, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	4.75%	8.82%	6/2/2025	12/27/2028	$11,911	11,836	12,031	2.73%
Sandlot Baseball BorrowerCo, LLC	(5)	Delayed Draw Term Loan	SOFR (Q)	4.75%	8.82%	3/6/2026	12/27/2030	$50	1	2	—%
									93,122	93,108	21.10%
Energy Equipment, Instruments & Components
East West Manufacturing, LLC	(4),(8)	Term Loan	SOFR (Q)	5.50%	9.28%	6/9/2026	7/1/2032	$7,913	7,759	7,755	1.76%
									7,759	7,755	1.76%
Energy Equipment & Services
Offen, Inc.	(4)	Term Loan	SOFR (M)	5.00%	8.90%	7/18/2025	7/22/2030	$41,321	41,003	41,321	9.37%
Offen, Inc.	(5)	Revolver	—	—	0.50%	7/18/2025	7/23/2029	$3,178	(23)	—	—%
									40,980	41,321	9.37%
Entertainment
Amerspirit FL, LLC		Term Loan	SOFR (Q)	5.75%	8.82%	9/26/2025	8/15/2030	$2,135	2,110	2,079	0.47%
Amerspirit FL, LLC		Delayed Draw Term Loan	SOFR (Q)	5.75%	8.82%	9/26/2025	8/15/2030	$6,365	6,289	6,198	1.40%
Amerspirit FL, LLC	(5),(8)	Delayed Draw Term Loan	SOFR (Q)	5.75%	8.82%	9/26/2025	8/15/2030	$1,237	934	916	0.21%
									9,333	9,193	2.08%
Financial Services
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR (Q)	4.50%	9.07%	11/18/2024	8/1/2030	$9,769	9,703	9,867	2.24%
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.75%	11/14/2025	8/1/2030	$1,361	1,348	1,375	0.31%
GC Waves Holdings, Inc.	(4),(8)	Term Loan	SOFR (M)	4.50%	8.40%	12/31/2024	10/4/2030	$3,581	3,605	3,581	0.81%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)	Footnotes	Investment Type	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt
Private Debt - non-controlled, non-affiliated
GC Waves Holdings, Inc.	(4)	Delayed Draw Term Loan	SOFR (M)	4.50%	8.40%	11/8/2024	10/4/2030	$11,357	$11,277	$11,357	2.57%
GC Waves Holdings, Inc.	(4),(5),(8)	Delayed Draw Term Loan	SOFR (M)	4.50%	8.40%	10/6/2025	10/4/2030	$1,148	408	413	0.09%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR (M)	4.50%	8.50%	11/26/2024	5/15/2029	$550	548	550	0.12%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR (M)	4.50%	8.50%	11/8/2024	5/15/2029	$15,277	15,223	15,277	3.46%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR (M)	4.50%	8.50%	6/1/2026	5/15/2029	$8,144	8,072	8,145	1.85%
Pathstone Family Office, LLC	(5)	Revolver	—	—	0.50%	11/8/2024	5/15/2028	$1,048	(3)	—	—%
Pathstone Family Office, LLC	(4),(8)	Delayed Draw Term Loan	SOFR (M)	4.50%	8.50%	11/8/2024	5/15/2029	$4,026	4,011	4,026	0.91%
Pathstone Family Office, LLC		Delayed Draw Term Loan	SOFR (M)	4.50%	8.50%	2/13/2026	5/15/2029	$1,395	1,386	1,395	0.32%
Pathstone Family Office, LLC	(5)	Delayed Draw Term Loan	SOFR (M)	4.50%	8.50%	6/1/2026	5/15/2029	$50	6	7	—%
RPX Corporation	(4)	Term Loan	SOFR (M)	5.50%	9.39%	11/8/2024	8/2/2030	$3,684	3,659	3,684	0.84%
RPX Corporation		Revolver	—	—	0.50%	9/30/2025	8/2/2030	$2,601	(1)	—	—%
VestGen Wealth Partners Intermediary, LLC		Term Loan	SOFR (Q)	6.00%	10.07%	9/30/2026	9/30/2031	$3,954	3,875	3,875	0.88%
VestGen Wealth Partners Intermediary, LLC		Term Loan	SOFR (Q)	6.00%	10.07%	9/30/2026	9/30/2031	$496	486	486	0.11%
VestGen Wealth Partners Intermediary, LLC	(5)	Delayed Draw Term Loan	—	—	0.50%	9/30/2026	9/30/2031	$1,200	(12)	(12)	—%
VestGen Wealth Partners Intermediary, LLC	(5)	Delayed Draw Term Loan	—	—	0.50%	9/30/2026	9/30/2031	$940	(19)	(19)	—%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	4.25%	7.98%	11/8/2024	10/2/2028	$3,678	3,678	3,678	0.83%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	4.25%	7.98%	11/8/2024	10/2/2028	$6,839	6,839	6,839	1.55%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	4.25%	7.98%	11/8/2024	10/2/2028	$2,745	2,745	2,745	0.62%
									76,834	77,269	17.51%
Food Products
Demakes Financeco, LLC	(4)	Term Loan	SOFR (Q)	5.75%	9.82%	6/15/2026	12/31/2031	$3,057	3,010	3,002	0.68%
									3,010	3,002	0.68%
Health Care Providers & Services
Beacon Oral Specialists	(5),(8)	Delayed Draw Term Loan	SOFR (Q)	5.50%	9.43%	9/12/2025	12/14/2026	$1,170	266	267	0.06%
Beacon Oral Specialists	(4),(8)	Delayed Draw Term Loan	SOFR (Q)	4.50%	11.11%	11/8/2024	12/14/2026	$4,689	4,686	4,689	1.06%
Bristol Hospice, LLC	(4),(8)	Term Loan	SOFR (M)	5.25%	9.15%	8/26/2025	8/26/2032	$37,460	37,053	37,244	8.44%
Bristol Hospice, LLC	(5)	Revolver	—	—	0.50%	8/26/2025	8/26/2032	$3,779	(32)	(22)	—%
Cvausa Management, LLC	(4),(8)	Term Loan	SOFR (Q)	5.25%	9.15%	1/14/2025	5/22/2029	$6,790	6,769	6,790	1.54%
Cvausa Management, LLC	(5)	Revolver	—	—	0.50%	1/14/2025	5/22/2028	$1,111	(3)	—	—%
Cvausa Management, LLC	(4),(5)	Delayed Draw Term Loan	SOFR (Q)	5.25%	9.15%	8/1/2025	5/22/2029	$10,348	2,722	2,935	0.67%
Dentive Capital, LLC	(4)	Term Loan	SOFR (Q)	7.25% (4.25% PIK)	11.32%	11/8/2024	12/22/2028	$4,377	4,359	4,268	0.97%
Dentive Capital, LLC	(5)	Revolver	SOFR (Q)	7.25% (4.25% PIK)	11.32%	11/8/2024	5/27/2027	$52	2	1	—%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	7.25% (4.25% PIK)	11.32%	11/8/2024	12/22/2028	$238	237	232	0.05%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	7.25% (4.25% PIK)	11.32%	11/8/2024	12/22/2028	$1,226	1,220	1,195	0.27%
GMLx Buyer LLC	(5)	Revolver	—	—	0.50%	1/2/2026	1/2/2032	$5,549	(61)	—	—%
GMLx Buyer LLC	(5)	Delayed Draw Term Loan	—	—	1.00%	1/2/2026	1/2/2032	$13,317	(63)	83	0.02%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR (M)	13.25% PIK	17.25%	11/8/2024	2/15/2029	$785	781	816	0.18%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)	Footnotes	Investment Type	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt
Private Debt - non-controlled, non-affiliated
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR (M)	13.25% PIK	17.25%	11/8/2024	2/15/2029	$1,812	$1,803	$1,884	0.43%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR (M)	13.25% PIK	17.25%	11/8/2024	2/15/2029	$11,365	11,311	11,820	2.68%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR (M)	13.25% PIK	17.25%	11/8/2024	2/15/2029	$5,039	5,015	5,240	1.19%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR (M)	10.00% (5.00% PIK)	14.00%	5/30/2025	2/15/2029	$2,896	2,846	2,867	0.65%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR (M)	10.00% (5.00% PIK)	14.00%	6/27/2025	2/15/2029	$8,780	8,626	8,692	1.97%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR (M)	10.00% (5.00% PIK)	14.00%	10/17/2025	2/15/2029	$5,318	5,213	5,264	1.19%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR (M)	10.00% (5.00% PIK)	14.00%	7/2/2026	2/15/2029	$3,492	3,399	3,457	0.78%
LCM SDC Holdings, LLC	(6)	Delayed Draw Term Loan	SOFR (M)	10.00% (5.00% PIK)	14.00%	4/30/2025	2/15/2029	$5,253	5,224	5,200	1.18%
OpCo Borrower, LLC	(4)	Term Loan	SOFR (Q)	5.25%	8.98%	5/8/2026	5/8/2030	$29,432	29,285	29,211	6.62%
Regent Surgical Health, LLC	(5)	Revolver	—	—	0.50%	9/12/2025	9/12/2030	$7,824	(93)	(102)	-0.02%
Regent Surgical Health, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	5.00%	8.75%	9/12/2025	9/12/2030	$17,122	16,918	16,899	3.83%
Regent Surgical Health, LLC	(8)	Delayed Draw Term Loan	SOFR (Q)	5.00%	8.75%	4/23/2026	9/12/2030	$50	50	50	0.01%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR (M)	6.75%	10.75%	11/8/2024	2/15/2028	$6,274	6,281	6,274	1.42%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR (M)	6.75%	10.75%	11/8/2024	2/15/2028	$3,628	3,632	3,628	0.82%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR (M)	6.75%	10.75%	11/8/2024	2/15/2028	$413	414	413	0.09%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR (M)	6.75%	10.75%	11/8/2024	2/15/2028	$1,662	1,664	1,662	0.38%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR (M)	6.75%	10.75%	11/8/2024	2/15/2028	$2,265	2,267	2,265	0.51%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR (M)	6.75%	10.75%	11/8/2024	2/15/2028	$3,682	3,686	3,682	0.83%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR (M)	6.75%	10.75%	11/8/2024	2/15/2028	$3,532	3,537	3,532	0.80%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR (M)	6.75%	10.75%	10/17/2025	2/15/2028	$1,936	1,913	1,936	0.44%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR (M)	6.75%	10.75%	4/30/2026	2/15/2028	$1,116	1,117	1,116	0.25%
Salt Dental Collective, LLC	(5)	Revolver	SOFR (M)	6.75%	10.75%	11/8/2024	2/15/2028	$933	623	622	0.14%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR (M)	6.75%	10.75%	11/8/2024	2/15/2028	$7,497	7,506	7,497	1.70%
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR (M)	6.75%	10.75%	2/5/2026	2/15/2028	$50	49	50	0.01%
Together Womens Health, LLC	(4)	Term Loan	SOFR (M)	4.50%	8.40%	8/25/2025	8/26/2031	$8,528	8,440	8,528	1.93%
Together Womens Health, LLC	(5)	Revolver	—	—	0.50%	8/26/2025	8/26/2031	$2,305	(24)	—	—%
Together Womens Health, LLC	(5)	Delayed Draw Term Loan	SOFR (M)	4.50%	8.40%	8/26/2025	8/26/2031	$12,601	1,635	1,765	0.40%
UEW Acquisition, LLC	(4)	Term Loan	SOFR (SA)	5.25%	9.51%	8/13/2025	8/13/2030	$12,583	12,436	12,580	2.85%
									202,709	204,530	46.34%
Hotels, Restaurants & Leisure
AG Bells, LLC	(4)	Term Loan	SOFR (SA)	4.75%	9.01%	8/19/2025	8/19/2031	$3,583	3,554	3,619	0.82%
AG Bells, LLC	(5)	Revolver	—	—	0.50%	8/19/2025	8/19/2030	$1,696	(13)	—	—%
AG Bells, LLC		Delayed Draw Term Loan	SOFR (Q)	4.75%	8.83%	4/20/2026	8/19/2031	$50	50	50	0.01%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR (SA)	5.00%	9.26%	8/19/2025	8/19/2031	$4,186	4,151	4,186	0.95%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR (SA)	5.00%	9.26%	4/20/2026	8/19/2031	$2,354	2,332	2,354	0.53%
Ampler QSR Holdings, LLC	(5)	Revolver	—	—	0.50%	8/19/2025	8/19/2030	$2,451	(19)	—	—%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)	Footnotes	Investment Type	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt
Private Debt - non-controlled, non-affiliated
Ampler QSR Holdings, LLC		Delayed Draw Term Loan	SOFR (Q)	5.00%	9.07%	4/20/2026	8/19/2031	$50	$50	$50	0.01%
Stonebridge Companies, LLC	(4)	Term Loan	SOFR (M)	4.75%	8.65%	5/16/2025	5/16/2031	$4,599	4,546	4,622	1.05%
Stonebridge Companies, LLC	(5)	Revolver	—	—	0.50%	5/16/2025	5/16/2030	$885	(10)	—	—%
Stonebridge Companies, LLC	(5)	Delayed Draw Term Loan	—	—	1.00%	5/16/2025	5/16/2031	$1,327	(8)	7	—%
									14,633	14,888	3.37%
Insurance
HIG Operations Holdings, Inc.	(4)	Term Loan	SOFR (M)	4.50%	8.40%	12/11/2025	6/11/2031	$17,627	17,545	17,597	3.99%
High Street Buyer, Inc.	(5)	Delayed Draw Term Loan	SOFR (Q)	4.50%	8.57%	7/18/2025	4/14/2028	$8,597	2,267	2,235	0.51%
World Insurance Associates, LLC	(4)	Term Loan	SOFR (Q)	5.00%	9.07%	2/14/2025	4/3/2030	$29,479	29,479	29,479	6.68%
World Insurance Associates, LLC	(5)	Revolver	—	—	0.50%	2/14/2025	4/3/2030	$755	—	—	—%
									49,291	49,311	11.18%
Multi-Utilities
Dukes Root Control Inc.	(4)	Term Loan	SOFR (Q)	5.50%	9.41%	11/8/2024	12/7/2029	$8,468	8,455	8,468	1.92%
Dukes Root Control Inc.	(4)	Term Loan	SOFR (Q)	5.50%	9.38%	7/2/2025	12/7/2029	$2,066	2,054	2,066	0.47%
Dukes Root Control Inc.	(5)	Revolver	—	—	1.00%	11/8/2024	12/7/2029	$908	(4)	—	—%
Dukes Root Control Inc.	(4),(8)	Delayed Draw Term Loan	SOFR (Q)	5.50%	9.44%	11/8/2024	12/7/2029	$346	344	346	0.08%
									10,849	10,880	2.47%
Professional Services
RKD Group, LLC	(4)	Term Loan	SOFR (Q)	5.25%	8.97%	5/16/2025	5/19/2031	$3,468	3,441	3,443	0.78%
RKD Group, LLC	(5),(8)	Revolver	SOFR (Q)	5.25%	9.02%	5/19/2025	5/19/2031	$1,805	798	799	0.18%
RKD Group, LLC	(5),(8)	Delayed Draw Term Loan	SOFR (Q)	5.25%	8.98%	5/19/2025	5/19/2031	$3,233	980	986	0.22%
Royal Holdco Corporation	(4)	Term Loan	SOFR (Q)	4.50%	8.57%	3/12/2025	12/30/2030	$2,679	2,659	2,645	0.60%
Royal Holdco Corporation	(5),(8)	Revolver	SOFR (Q)	4.50%	8.46%	3/13/2025	12/30/2030	$1,345	1,119	1,104	0.25%
Royal Holdco Corporation	(4),(8)	Delayed Draw Term Loan	SOFR (Q)	4.50%	8.45%	3/12/2025	12/30/2030	$5,998	5,953	5,923	1.34%
Secretariat Advisors, LLC	(4)	Term Loan	SOFR (Q)	4.00%	8.07%	2/24/2025	2/28/2032	$4,724	4,705	4,666	1.06%
Secretariat Advisors, LLC	(5)	Delayed Draw Term Loan	—	—	4.00%	6/28/2025	2/28/2032	$1,081	—	(13)	—%
VRC Companies, LLC	(4)	Term Loan	SOFR (M)	5.75%	9.65%	11/8/2024	6/29/2027	$2,894	2,892	2,894	0.66%
VRC Companies, LLC	(4)	Term Loan	SOFR (M)	5.50%	9.40%	11/8/2024	6/29/2027	$1,863	1,859	1,863	0.42%
VRC Companies, LLC	(5)	Revolver	—	—	0.50%	11/8/2024	6/29/2027	$100	—	—	—%
VRC Companies, LLC	(4)	Term Loan	SOFR (M)	5.00%	8.77%	12/11/2025	6/29/2027	$3,297	3,281	3,297	0.75%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR (Q)	5.25%	9.00%	11/19/2024	6/29/2027	$20,183	20,096	20,183	4.58%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR (M)	5.75%	9.65%	11/8/2024	6/29/2027	$490	489	490	0.11%
									48,272	48,280	10.95%
Software
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR (Q)	5.25%	8.98%	4/21/2025	10/2/2029	$6,874	6,827	6,824	1.55%
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR (Q)	5.25%	8.98%	8/1/2025	10/2/2029	$10,099	10,014	10,025	2.27%
ACP Avenu Buyer, LLC	(5)	Revolver	SOFR (Q)	5.25%	8.98%	4/21/2025	10/2/2029	$2,061	445	444	0.10%
ACP Avenu Buyer, LLC	(5)	Delayed Draw Term Loan	—	—	1.00%	4/21/2025	10/2/2029	$5,889	(20)	(43)	-0.01%
Durare Bidco LLC	(5),(8)	Delayed Draw Term Loan	SOFR (Q)	4.75%	8.66%	8/7/2025	8/9/2032	$50	38	37	0.01%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of September 30, 2026 (Unaudited) (in thousands)
Investments (1)(7)	Footnotes	Investment Type	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt
Private Debt - non-controlled, non-affiliated
Durare Bidco LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.51%	8/7/2025	8/9/2032	$9,042	$8,966	$8,971	2.03%
Durare Bidco LLC	(5)	Revolver	—	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Flexera Software LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.48%	8/13/2025	8/16/2032	$9,861	9,830	9,730	2.21%
Flexera Software LLC		Term Loan	EURIBOR (M)	4.75%	7.23%	8/13/2025	8/16/2032	€2,976	3,458	3,335	0.76%
Flexera Software LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.48%	2/17/2026	8/16/2032	$2,355	2,350	2,324	0.53%
Flexera Software LLC	(5)	Revolver	—	—	0.38%	8/13/2025	8/16/2032	$50	—	(1)	—%
									41,908	41,646	9.45%
Specialty Retail
Amylu Borrower Sub, LLC	(4)	Term Loan	SOFR (Q)	4.75%	8.59%	4/29/2025	6/10/2031	$12,414	12,316	12,538	2.84%
Amylu Borrower Sub, LLC	(5)	Revolver	—	—	0.38%	6/10/2025	6/10/2031	$2,508	(20)	—	—%
Amylu Borrower Sub, LLC	(5)	Delayed Draw Term Loan	SOFR (Q)	4.75%	8.43%	6/10/2025	6/10/2031	$1,996	326	362	0.08%
Lash Opco, LLC	(4)	Term Loan	SOFR (Q)	7.00% (2.00%PIK)	10.92%	11/8/2024	9/17/2027	$2,787	2,754	2,722	0.62%
Orthofeet, Inc	(4)	Term Loan	SOFR (SA)	5.50%	9.48%	11/8/2024	7/30/2030	$12,782	12,625	12,705	2.88%
Orthofeet, Inc	(5)	Revolver	—	—	0.50%	11/8/2024	7/30/2030	$1,524	(19)	(9)	—%
									27,982	28,318	6.42%

Total Private Debt									898,037	902,753	204.64%

Preferred Equity
Preferred Equity - non-controlled, non-affiliated

Diversified Consumer Services
JCCAC Holdings, LLC	(10)	Preferred Equity	Fixed	13.50% PIK	13.50%	7/24/2026		2,944	2,982	2,907	0.66%
									2,982	2,907	0.66%
Financial Services
HPC GPFS Whitecoat Co-Invest (Cayman) LP	(9),(10)	Preferred Equity				9/30/2026		5,666	5,540	5,666	1.28%
									5,540	5,666	1.28%

Total Preferred Equity									8,522	8,573	1.94%
Total Investments - Non-controlled, non-affiliated									$906,559	$911,326	206.58%
(1)Unless otherwise indicated, all loan and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this
Consolidated Schedule of Investments) are denominated in U.S. dollars. All loan investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. All loan investments are first lien debt unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales, such as approval of the agent or borrower. The total par amount is presented for loan investments and the number of shares or units (in whole amounts) owned is presented for equity investments. Certain of the
Company’s loan investments are pledged as collateral under the Company's credit facility.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Secured Overnight Financing Rate ("SOFR"), an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), or Euro Interbank Offered Rate ("EURIBOR"), which generally resets periodically. For each loan investment, the Company has indicated
the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(3)The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
(4)Loan investment is pledged as collateral under the Company's credit facility. A single investment may be divided into parts that are individually pledged as collateral to the Company's credit facility.
(5)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for more information on the Company’s unfunded loan commitments.
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
(8)For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
(9)This investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2026, non-qualifying assets represented 0.6% of total assets as calculated in accordance with regulatory requirements.
(10)Security acquired in transaction exempt from registration under the Securities Act, and may be deemed to be a “restricted security” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $8.6 million, or 1.94% of the Company’s net assets.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Aerospace & Defense
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	11/8/2024	1/19/2031	$8,434	$8,342	$8,433	2.18%
Neptune Platform Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	1/22/2025	1/19/2031	$2,243	2,243	2,243	0.58%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/24/2025	1/19/2031	$1,403	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/24/2025	1/19/2031	$641	—	—	—%
Neptune Platform Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	11/8/2024	1/19/2031	$2,350	(24)	—	—%
Stellant Midco, LLC	(4)	Term Loan	SOFR + 4.50%	8.32%	9/15/2025	9/16/2030	$12,491	12,487	12,491	3.22%
SV-AERO Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	12/10/2024	11/1/2030	$5,636	5,613	5,636	1.45%
SV-AERO Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	12/10/2024	10/30/2026	$1,261	—	—	—%
Systems Planning And Analysis, Inc.	(4)	Term Loan	SOFR + 4.75%	8.42%	11/8/2024	10/29/2027	$589	587	589	0.15%
Systems Planning And Analysis, Inc.	(5),(9)	Revolver	SOFR + 4.75%	10.00%	11/8/2024	10/29/2027	$3,128	1,149	1,159	0.30%
Systems Planning And Analysis, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	11/8/2024	10/29/2027	$473	471	473	0.12%
Systems Planning And Analysis, Inc.	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.44%	11/8/2024	10/29/2027	$18,870	17,233	17,299	4.46%
Systems Planning And Analysis, Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	10/6/2025	10/29/2027	$6,512	6,463	6,512	1.68%
								54,564	54,835	14.15%
Commercial Services & Suppliers
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.92%	11/8/2024	6/28/2030	$11,663	11,559	11,750	3.03%
Ambient Enterprises Holdco, LLC	(4),(9)	Term Loan	SOFR + 5.25%	8.92%	7/3/2025	6/28/2030	$2,522	2,482	2,541	0.66%
Ambient Enterprises Holdco, LLC	(4)	Term Loan	SOFR + 5.25%	8.92%	10/31/2025	6/28/2030	$1,094	1,075	1,102	0.28%
Ambient Enterprises Holdco, LLC	(5)	Revolver	—	0.50%	11/8/2024	12/7/2029	$685	(8)	—	—%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	—	0.75%	11/8/2024	6/28/2030	$3,388	(24)	55	0.01%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	12/31/2024	6/28/2030	$1,620	1,594	1,632	0.42%
Ambient Enterprises Holdco, LLC	(5)	Delayed Draw Term Loan	—	0.75%	10/31/2025	6/28/2030	$50	—	—	—%
Ambient Enterprises Holdco, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	8.92%	7/3/2025	6/28/2030	$281	276	282	0.07%
American Combustion Industries, LLC	(4)	Term Loan	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$9,214	9,106	9,037	2.33%
American Combustion Industries, LLC	(5)	Revolver	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$1,415	1,162	1,152	0.30%
American Combustion Industries, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$3,769	337	321	0.08%
American Combustion Industries, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	11/8/2024	8/31/2028	$3,167	3,130	3,107	0.80%
Cards Live Oak Holdings INC	(4)	Term Loan	SOFR + 4.75%	8.42%	10/20/2025	10/21/2032	$18,716	18,535	18,529	4.78%
Cards Live Oak Holdings INC	(5)	Revolver	P + 3.75%	10.50%	10/20/2025	10/21/2032	$50	16	16	—%
Cards Live Oak Holdings INC	(5)	Delayed Draw Term Loan	—	1.00%	10/20/2025	10/21/2032	$50	—	(1)	—%
ESCP DTFS Inc.	(4)	Term Loan	SOFR + 5.50%	9.17%	11/8/2024	9/28/2029	$32,588	32,148	32,473	8.38%
KAMC Holdings, Inc.	(4)	Term Loan	SOFR + 5.25%	9.10%	8/1/2025	8/1/2031	$17,140	16,900	16,844	4.35%
KAMC Holdings, Inc.	(5),(9)	Revolver	SOFR + 5.25%	9.05%	8/1/2025	8/1/2031	$36	9	9	—%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
NWP Acquisition Holdings, LLC	(4)	Term Loan	SOFR + 5.50%	9.17%	11/21/2024	11/21/2030	$26,730	$26,345	$26,997	6.96%
NWP Acquisition Holdings, LLC	(5)	Revolver	—	0.50%	11/21/2024	11/21/2030	$5,000	(72)	—	—%
NWP Acquisition Holdings, LLC	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.29%	11/21/2024	11/21/2030	$14,955	10,812	11,140	2.87%
TCF III Owl Buyer, LLC	(4)	Term Loan	SOFR + 5.50%	9.34%	11/8/2024	4/19/2026	$2,814	2,814	2,814	0.73%
TCF III Owl Buyer, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.34%	11/8/2024	4/19/2026	$2,079	2,079	2,079	0.54%
WRM Wastewater Merger Sub, Inc.	(4)	Term Loan	SOFR + 5.75%	9.47%	5/19/2025	12/28/2029	$1,392	1,374	1,392	0.36%
WRM Wastewater Merger Sub, Inc.	(4),(5)	Delayed Draw Term Loan	SOFR + 5.75%	9.48%	5/19/2025	12/28/2029	$4,652	159	219	0.06%
								141,808	143,490	37.02%
Construction & Engineering
Elessent Clean Technologies Inc.	(4)	Term Loan	SOFR + 6.00%	9.73%	11/20/2024	11/15/2029	$12,219	12,027	12,241	3.16%
Elessent Clean Technologies Inc.	(5)	Revolver	—	0.50%	11/20/2024	11/15/2029	$1,711	(27)	—	—%
Legacy Precast Buyer	(4)	Term Loan	SOFR + 4.75%	8.46%	12/16/2025	12/16/2032	$18,150	17,970	17,969	4.64%
Legacy Precast Buyer	(5)	Revolver	—	0.38%	12/16/2025	12/16/2032	$4,727	(47)	(47)	-0.01%
Legacy Precast Buyer	(5)	Delayed Draw Term Loan	—	—	12/16/2025	12/16/2032	$5,157	(25)	(26)	-0.01%
								29,898	30,137	7.77%
Diversified Consumer Services
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	10/24/2030	$27,507	27,283	27,782	7.17%
Apex Service Partners, LLC	(4)	Term Loan	SOFR + 5.00%	8.84%	4/29/2025	10/24/2030	$25	25	25	0.01%
Apex Service Partners, LLC	(5),(9)	Revolver	SOFR + 5.00%	8.71%	11/8/2024	10/24/2029	$2,555	650	670	0.17%
Apex Service Partners, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	9/24/2024	10/24/2030	$6,547	6,494	6,612	1.71%
Apex Service Partners, LLC	(4),(9)	Delayed Draw Term Loan	SOFR + 5.00%	8.78%	11/8/2024	10/24/2030	$10,330	10,288	10,432	2.69%
Apex Service Partners, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 5.00%	8.81%	4/29/2025	10/24/2030	$74	51	52	0.01%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4)	Term Loan	SOFR + 5.50%	9.37%	2/4/2025	2/4/2031	$11,979	11,775	11,740	3.03%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(5),(9)	Revolver	SOFR + 5.50%	9.37%	2/12/2025	2/4/2031	$4,260	1,915	1,903	0.49%
Del-Air Heating, Air Conditioning & Refrigeration, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.50%	9.32%	2/4/2025	2/4/2031	$11,305	7,064	7,031	1.81%
IFH Franchisee Holdings, LLC	(4)	Term Loan	SOFR + 5.50%	9.37%	1/10/2025	12/20/2029	$13,750	13,583	13,787	3.56%
IFH Franchisee Holdings, LLC	(5)	Delayed Draw Term Loan	—	1.00%	1/10/2025	12/20/2029	$3,136	(19)	9	—%
Sandlot Baseball BorrowerCo, LLC	(5)	Revolver	—	0.50%	6/2/2025	12/27/2028	$2,253	—	—	—%
Sandlot Baseball BorrowerCo, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.67%	6/2/2025	12/27/2028	$11,999	7,006	7,107	1.83%
								86,115	87,150	22.48%
Energy Equipment & Services
Offen, Inc.	(4)	Term Loan	SOFR + 5.00%	8.82%	7/18/2025	7/22/2030	$41,635	41,252	41,218	10.63%
Offen, Inc.	(5)	Revolver	—	0.50%	7/18/2025	7/23/2029	$3,178	(29)	(32)	(0.01)%
								41,223	41,186	10.63%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Entertainment
Amerspirit FL, LLC		Term Loan	SOFR + 4.75%	8.42%	9/26/2025	8/15/2030	$2,135	$2,105	$2,104	0.54%
Amerspirit FL, LLC		Delayed Draw Term Loan	SOFR + 4.75%	8.42%	9/26/2025	8/15/2030	$6,365	6,275	6,272	1.62%
Amerspirit FL, LLC	(5),(9)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	9/26/2025	8/15/2030	$1,237	355	354	0.09%
								8,735	8,730	2.25%
Financial Services
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	9.07%	11/18/2024	8/1/2030	$9,844	9,764	9,926	2.56%
Electronic Merchant Systems, LLC	(4)	Term Loan	SOFR + 4.75%	8.60%	11/14/2025	8/1/2030	$1,372	1,355	1,383	0.36%
GC Waves Holdings, Inc.	(4)	Term Loan	SOFR + 4.50%	8.22%	12/31/2024	10/4/2030	$3,609	3,637	3,609	0.93%
GC Waves Holdings, Inc.	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.22%	11/8/2024	10/4/2030	$11,444	11,349	11,444	2.95%
GC Waves Holdings, Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.22%	10/6/2025	10/4/2030	$1,150	56	61	0.02%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/26/2024	5/15/2029	$554	552	560	0.14%
Pathstone Family Office, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/15/2029	$15,395	15,325	15,549	4.01%
Pathstone Family Office, LLC	(5)	Revolver	SOFR + 5.00%	8.82%	11/8/2024	5/15/2028	$1,048	247	252	0.07%
Pathstone Family Office, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/15/2029	$5,439	74	153	0.04%
RPX Corporation	(4)	Term Loan	SOFR + 5.50%	9.25%	11/8/2024	8/2/2030	$20,234	20,068	20,234	5.22%
RPX Corporation	(5)	Revolver	—	0.50%	9/30/2025	8/2/2030	$2,601	(2)	—	—%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.49%	11/8/2024	10/2/2028	$3,707	3,707	3,707	0.96%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.49%	11/8/2024	10/2/2028	$6,892	6,892	6,892	1.78%
Wealth Enhancement Group, LLC	(4)	Delayed Draw Term Loan	SOFR + 4.50%	8.49%	11/8/2024	10/2/2028	$2,767	2,767	2,767	0.71%
								75,791	76,537	19.74%
Health Care Equipment & Supplies
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$1,966	1,966	1,966	0.51%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$4,824	4,784	4,824	1.24%
HLSG Intermediate, LLC	(4)	Term Loan	SOFR + 5.25%	9.08%	3/14/2025	3/31/2029	$1,635	1,615	1,635	0.42%
HLSG Intermediate, LLC	(5)	Revolver	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$1,226	377	389	0.10%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$2,942	2,909	2,942	0.76%
HLSG Intermediate, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	3/14/2025	3/31/2029	$2,776	402	435	0.11%
HLSG Intermediate, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.08%	11/8/2024	3/31/2029	$34	34	34	0.01%
								12,087	12,225	3.15%
Health Care Providers & Services
Beacon Oral Specialists	(5)	Delayed Draw Term Loan	—	1.00%	9/12/2025	12/14/2026	$1,171	(3)	(3)	—%
Beacon Oral Specialists	(4),(5),(9)	Delayed Draw Term Loan	SOFR + 5.50%	8.64%	11/8/2024	12/14/2026	$4,977	4,710	4,711	1.22%
Bristol Hospice, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	8/26/2025	8/26/2032	$28,970	28,694	28,970	7.47%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Bristol Hospice, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2032	$3,779	$(36)	$—	—%
Cvausa Management, LLC	(4),(9)	Term Loan	SOFR + 5.25%	8.97%	1/14/2025	5/22/2029	$14,867	14,809	15,016	3.87%
Cvausa Management, LLC	(5)	Revolver	—	0.50%	1/14/2025	5/22/2028	$1,111	(4)	—	—%
Cvausa Management, LLC	(5)	Delayed Draw Term Loan	SOFR + 5.25%	8.98%	8/1/2025	5/22/2029	$22,387	5,502	6,326	1.63%
Dentive Capital, LLC	(4)	Term Loan	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	12/22/2028	$4,239	4,215	4,103	1.06%
Dentive Capital, LLC	(5)	Revolver	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	5/27/2027	$52	2	—	—%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	12/22/2028	$231	229	223	0.06%
Dentive Capital, LLC	(4)	Delayed Draw Term Loan	SOFR + 7.25% (4.25% PIK)	10.92%	11/8/2024	12/22/2028	$1,187	1,180	1,149	0.30%
Dermcare Holdings, LLC	(6)	Term Loan	17.0% PIK	17.00%	11/8/2024	10/16/2029	$692	685	703	0.18%
Dermcare Management, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.00%	9.82%	11/8/2024	4/21/2028	$14,561	14,561	14,473	3.73%
Dermcare Management, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 6.00%	9.82%	3/31/2025	4/21/2028	$24,768	5,917	6,142	1.58%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$690	685	718	0.19%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$1,594	1,582	1,658	0.43%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$9,998	9,926	10,398	2.68%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 13.25% PIK	17.07%	11/8/2024	2/15/2029	$4,433	4,401	4,610	1.19%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.82%	5/30/2025	2/15/2029	$2,710	2,646	2,644	0.68%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.82%	6/27/2025	2/15/2029	$8,217	8,015	8,018	2.07%
LCM SDC Holdings, LLC	(6)	Term Loan	SOFR + 10.00% PIK	13.82%	10/17/2025	2/15/2029	$4,977	4,839	4,856	1.25%
LCM SDC Holdings, LLC	(6)	Delayed Draw Term Loan	SOFR + 10.00% PIK	13.82%	4/30/2025	2/15/2029	$4,916	4,878	4,797	1.24%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.25%	10.23%	11/8/2024	8/19/2027	$17,662	17,570	17,705	4.57%
OPCO Borrower, LLC	(4)	Term Loan	SOFR + 6.25%	10.23%	6/2/2025	4/26/2029	$11,670	11,570	11,698	3.02%
Regent Surgical Health, LLC	(5)	Revolver	—	0.50%	9/12/2025	9/12/2030	$7,824	(110)	(117)	(0.03)%
Regent Surgical Health, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.73%	9/12/2025	9/12/2030	$17,252	14,769	14,754	3.81%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$6,322	6,334	6,322	1.63%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$3,656	3,663	3,656	0.94%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$416	417	416	0.11%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$1,124	1,126	1,125	0.29%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$1,675	1,678	1,675	0.43%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$7,422	7,436	7,422	1.91%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$3,710	3,717	3,710	0.96%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$3,560	3,566	3,560	0.92%
Salt Dental Collective, LLC	(4)	Term Loan	SOFR + 6.75%	10.57%	10/17/2025	2/15/2028	$1,951	1,915	1,951	0.50%
Salt Dental Collective, LLC	(5)	Revolver	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$933	857	856	0.22%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Salt Dental Collective, LLC	(4)	Delayed Draw Term Loan	SOFR + 6.75%	10.57%	11/8/2024	2/15/2028	$7,555	$7,568	$7,555	1.95%
Together Womens Health, LLC	(4)	Term Loan	SOFR + 4.75%	8.42%	8/25/2025	8/26/2031	$8,593	8,491	8,495	2.19%
Together Womens Health, LLC	(5)	Revolver	—	0.50%	8/26/2025	8/26/2031	$2,305	(27)	(26)	(0.01)%
Together Womens Health, LLC	(5)	Delayed Draw Term Loan	SOFR + 4.75%	8.42%	8/26/2025	8/26/2031	$12,614	1,629	1,635	0.42%
UEW Acquisition, LLC	(4)	Term Loan	SOFR + 5.50%	9.17%	8/13/2025	8/13/2030	$12,678	12,478	12,524	3.23%
								222,080	224,428	57.89%
Hotels, Restaurants & Leisure
AG Bells, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	8/19/2025	8/19/2031	$3,611	3,577	3,611	0.93%
AG Bells, LLC	(5)	Revolver	—	0.50%	8/19/2025	8/19/2030	$1,696	(16)	—	—%
Ampler QSR Holdings, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	8/19/2025	8/19/2031	$4,217	4,178	4,199	1.08%
Ampler QSR Holdings, LLC	(5)	Revolver	—	5.00%	8/19/2025	8/19/2030	$2,451	(23)	(11)	—%
Stonebridge Companies, LLC	(4)	Term Loan	SOFR + 5.00%	8.72%	5/16/2025	5/16/2031	$4,646	4,583	4,658	1.20%
Stonebridge Companies, LLC	(5)	Revolver	—	0.50%	5/16/2025	5/16/2030	$885	(12)	2	—%
Stonebridge Companies, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/16/2025	5/16/2031	$1,327	(9)	3	—%
								12,278	12,462	3.22%
Insurance
High Street Buyer, Inc.	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.17%	7/18/2025	4/14/2028	$18,612	1,340	1,364	0.35%
Higginbotham Insurance Agency, Inc.	(4)	Term Loan	SOFR + 4.50%	8.22%	11/8/2024	6/11/2031	$17,760	17,664	17,760	4.58%
World Insurance Associates, LLC	(4)	Term Loan	SOFR + 5.00%	8.67%	2/14/2025	4/3/2030	$44,405	44,405	44,405	11.46%
World Insurance Associates, LLC	(5)	Revolver	—	0.50%	2/14/2025	4/3/2030	$1,127	—	—	—%
								63,409	63,529	16.39%
Multi-Utilities
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.47%	11/8/2024	12/7/2029	$8,533	8,514	8,533	2.20%
Dukes Root Control Inc.	(4)	Term Loan	SOFR + 5.50%	9.63%	7/2/2025	12/7/2029	$2,081	2,067	2,081	0.54%
Dukes Root Control Inc.	(5)	Revolver	—	1.00%	11/8/2024	12/7/2029	$908	(5)	—	—%
Dukes Root Control Inc.	(4),(9)	Delayed Draw Term Loan	SOFR + 5.50%	9.48%	11/8/2024	12/7/2029	$348	347	348	0.09%
								10,923	10,962	2.83%
Professional Services
RKD Group, LLC	(4)	Term Loan	SOFR + 5.50%	9.38%	5/16/2025	5/19/2031	$3,494	3,463	3,452	0.89%
RKD Group, LLC	(5)	Revolver	—	0.50%	5/19/2025	5/19/2031	$1,805	(16)	(22)	(0.01)%
RKD Group, LLC	(5)	Delayed Draw Term Loan	—	1.00%	5/19/2025	5/19/2031	$3,233	(29)	(39)	(0.01)%
Royal Holdco Corporation	(4)	Term Loan	SOFR + 4.50%	8.24%	3/12/2025	12/30/2030	$2,699	2,674	2,689	0.69%
Royal Holdco Corporation	(5),(9)	Revolver	SOFR + 4.50%	8.20%	3/13/2025	12/30/2030	$1,345	934	937	0.24%
Royal Holdco Corporation	(5),(9)	Delayed Draw Term Loan	SOFR + 4.50%	8.29%	3/12/2025	12/30/2030	$6,003	1,234	1,264	0.33%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated
Secretariat Advisors, LLC	(4)	Term Loan	SOFR + 4.00%	7.67%	2/24/2025	2/28/2032	$4,760	$4,738	$4,727	1.22%
Secretariat Advisors, LLC	(5)	Delayed Draw Term Loan	—	4.00%	6/28/2025	2/28/2032	$1,081	—	(7)	—%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.50%	9.19%	11/8/2024	6/29/2027	$2,916	2,912	2,916	0.75%
VRC Companies, LLC	(4)	Term Loan	SOFR + 5.25%	9.09%	11/8/2024	6/29/2027	$1,878	1,869	1,878	0.48%
VRC Companies, LLC	(5)	Revolver	—	0.50%	11/8/2024	6/29/2027	$100	—	—	—%
VRC Companies, LLC		Term Loan	SOFR + 5.00%	8.74%	12/11/2025	6/29/2027	$3,322	3,289	3,289	0.85%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.25%	9.07%	11/19/2024	6/29/2027	$20,337	20,161	20,337	5.25%
VRC Companies, LLC	(4)	Delayed Draw Term Loan	SOFR + 5.50%	9.19%	11/8/2024	6/29/2027	$493	493	493	0.13%
								41,722	41,914	10.81%
Software
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.74%	4/21/2025	10/2/2029	$6,926	6,868	6,978	1.80%
ACP Avenu Buyer, LLC	(4)	Term Loan	SOFR + 4.75%	8.74%	8/1/2025	10/2/2029	$10,175	10,080	10,252	2.64%
ACP Avenu Buyer, LLC	(5)	Revolver	—	0.50%	4/21/2025	10/2/2029	$2,061	(17)	—	—%
ACP Avenu Buyer, LLC	(5)	Delayed Draw Term Loan	—	1.00%	4/21/2025	10/2/2029	$5,889	(25)	44	0.01%
Durare Bidco LLC	(5)	Delayed Draw Term Loan	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Durare Bidco LLC	(4)	Term Loan	SOFR + 4.75%	8.62%	8/7/2025	8/9/2032	$9,042	8,956	8,973	2.31%
Durare Bidco LLC	(5)	Revolver	—	0.50%	8/7/2025	8/9/2032	$50	—	—	—%
Flexera Software LLC	(4)	Term Loan	SOFR + 4.50%	8.35%	8/13/2025	8/16/2032	$12,217	12,176	12,186	3.14%
Flexera Software LLC		Term Loan	E + 4.50%	6.43%	8/13/2025	8/16/2032	€2,976	3,457	3,486	0.90%
Flexera Software LLC	(5)	Revolver	—	0.25%	8/13/2025	8/16/2032	$50	—	—	—%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/23/2030	$821	816	821	0.21%
Superjet Buyer, LLC	(4)	Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/23/2030	$4,967	4,938	4,967	1.28%
Superjet Buyer, LLC	(4),(5)	Delayed Draw Term Loan	SOFR + 5.00%	8.82%	11/8/2024	5/23/2030	$5,149	1,025	1,054	0.27%
								48,274	48,761	12.58%
Specialty Retail
Amylu Borrower Sub, LLC	(4)	Term Loan	SOFR + 5.00%	8.74%	4/29/2025	6/10/2031	$12,508	12,394	12,657	3.27%
Amylu Borrower Sub, LLC	(5)	Revolver	—	0.50%	6/10/2025	6/10/2031	$2,508	(23)	—	—%
Amylu Borrower Sub, LLC	(5)	Delayed Draw Term Loan	—	1.00%	6/10/2025	6/10/2031	$1,998	(8)	34	0.01%
Lash Opco, LLC	(4)	Term Loan	SOFR + 7.00% (2.00% PIK)	10.94%	11/8/2024	9/17/2027	$2,764	2,749	2,635	0.68%
Orthofeet, Inc	(4)	Term Loan	SOFR + 5.50%	9.70%	11/8/2024	7/30/2030	$12,880	12,691	12,757	3.29%
Orthofeet, Inc	(5)	Revolver	—	0.50%	11/8/2024	7/30/2030	$1,524	(22)	(15)	—%
								27,781	28,068	7.24%

Total Private Debt - United States								$876,688	$884,414	228.15%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Willow Tree Capital Corporation Consolidated Schedule of Investments as of December 31, 2025 (in thousands)
Investments (1)(7)(8)	Footnotes	Investment Type	Reference Rate and Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ Units (1)	Cost (3)	Fair Value	% of Net Assets
Private Debt - United States
Private Debt - non-controlled, non-affiliated

Total Investments - Non-controlled, non-affiliated								$876,688	$884,414	228.15%
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
(3)The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on loan investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
(4)Loan investment is pledged as collateral under the Company's credit facility. A single investment may be divided into parts that are individually pledged as collateral to the Company's credit facility.
(5)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair values are the result of the commitment being valued below par. See Note 7. Commitments and Contingencies in the Notes to the Consolidated Financial Statements for more information on the Company’s unfunded loan commitments.
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
On October 31, 2023, WT Capital Fund - SPV1, LLC (the "SPV Subsidiary"), a wholly owned subsidiary of the Company was formed. On January 19, 2024, Willow Tree Capital Offshore Blocker, LLC (the "Blocker Subsidiary"), a wholly owned subsidiary of the Company was formed. On December 23, 2025, WT Capital Fund - SPV1 Sub Gold LLC (the
“SPV1 Subsidiary”), a Delaware limited liability company, a wholly owned subsidiary of the Company was formed. The
SPV Subsidiary, the Blocker Subsidiary and the SPV1 Subsidiary are consolidated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for reporting purposes, and the portfolio investments held by each subsidiary are included in the consolidated financial statements.
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

September 30, 2026, the Company’s consolidated subsidiaries were the SPV Subsidiary, the Blocker Subsidiary and the
SPV1 Subsidiary.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that may affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. These unaudited consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the unaudited consolidated financial statements.
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
•The Board will review the recommended valuations and determine the fair value of each investment; and
•The Board will conduct this valuation process on a quarterly basis.
The Company applies FASB ASC 820, Fair Value Measurement (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
•Level 2—Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
•Level 3—Unobservable inputs for the asset or liability. These inputs may be used with internally developed methodologies that result in the Board’s best estimate of fair value.
Transfers between levels, if any, will be recognized at the beginning of the reporting period in which the transfer occurred.
In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by the
Board, which is consistent with ASC 820. Under the valuation policy, the Company evaluates the source of the inputs, including any markets in which the Company's investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), will review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Cash
Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) limits.
As of September 30, 2026 and December 31, 2025, the Company held $47.7 million and $27.6 million in cash, respectively. As of September 30, 2026 and December 31, 2025, the Company had no cash equivalents held.
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
The results of operations based on changes in foreign exchange rates are separately disclosed in the Consolidated
Statements of Operations, if any. The Company does not isolate the portion of the results from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within net realized and unrealized gains or losses on investments. Foreign investment securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and
U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Revenue Recognition
Interest and Dividend Income
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest. Discounts from and premiums to par value on debt investments purchased are accreted/
amortized into interest income over the life of the respective debt investment using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rates, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
Debt investments are generally placed on non-accrual status when interest and/or principal payments become materially past due and there is reasonable doubt that principal or interest will be collected in full. Recognition of interest income of that loan will be ceased until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest.
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
Dividend income on preferred equity securities are recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent a preferred equity security contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security. PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2026, the Company recorded $0.08 million of PIK dividend income for both periods. For the three and nine months ended September 30, 2025, the Company recorded $0.0 million of PIK dividend income for both periods. As of September 30, 2026, the Company had 2 preferred equity securities. As of December 31,
2025, the Company did not maintain any investments in preferred equity securities.
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
To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company will need to ensure that
(among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-
term capital losses. The Company will be subject to a nondeductible excise tax on certain amounts of undistributed income.
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
Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. See Note 11 to the unaudited consolidated financial statements for additional information regarding tax information.
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
The Company has entered the Investment Management Agreement, dated as of November 8, 2024, with the Adviser, which was most recently re-approved by the Board on October 20, 2026. Under the Investment Management Agreement, the
Company pays the Adviser a fee for its services. The fee consists of two components: a Management Fee (as defined below) and an Incentive Fee (as defined below). Each of the Management Fee and the Incentive Fee are payable on the terms described below.
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
For the three and nine months ended September 30, 2026, the Company incurred $1.4 million and $3.9 million in
Management Fees, respectively. For the three and nine months ended September 30, 2025, the Company incurred $0.9 million and $2.6 million in Management Fees, respectively.
As of September 30, 2026 and December 31, 2025, $1.4 million and $1.0 million, respectively, of Management Fees, were unpaid and are included in management fees payable in the Consolidated Statements of Assets and Liabilities.
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
For this purpose, “pre-incentive fee net investment income” means interest income, dividend income and any other income
(including any other fees, such as commitment, origination, structuring, diligence, managerial and consulting fees or other fees received from portfolio companies) accrued during the fiscal quarter, minus operating expenses for the quarter
(including the Management Fee, expenses payable under any administration agreement and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash; provided, however, that the portion of the investment-income incentive fee attributable to deferred interest features will be paid, only if and to the extent received in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write off or similar treatment of the investment giving rise to any deferred interest accrual, applied in each case in the order such interest was accrued. Such subsequent payments in respect of previously accrued income will not reduce the amounts payable for any quarter pursuant to the calculation of the investment-income component described above. Pre-
incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income, expressed as a rate of return on the value of net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.50% per quarter
(6.00% annualized). The Company pays the Adviser an investment-income incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows:
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
For the three and nine months ended September 30, 2026, the Company incurred $1.5 million and $4.4 million, respectively, in investment income incentive fees. For the three and nine months ended September 30, 2025, the Company incurred $1.2 million and $2.9 million, respectively, in investment income incentive fees. As of September 30, 2026 and
December 31, 2025, $2.4 million and $1.6 million, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in the Consolidated Statements of Assets and Liabilities.
Capital Gains Incentive Fee
Under the capital gains component, the Company pays the Adviser at the end of each calendar year 12.50% of aggregate cumulative realized capital gains from the date of the BDC Election through the end of the year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.
The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation. The capital gains component of the Incentive Fee will not be subject to any minimum return to shareholders.
Capital gains incentive fees accrued (reversed), but not yet payable, on a hypothetical liquidation basis under GAAP for the three and nine months ended September 30, 2026 were $0.1 million and $(0.4) million, respectively. Capital gains incentive fees accrued (reversed), but not yet payable, on a hypothetical liquidation basis under GAAP for the three and nine months September 30, 2025 were $0.9 million for both periods.
As of September 30, 2026 and December 31, 2025, $0.6 million and $1.0 million, respectively, of accrued capital gains incentive fees are included in the Consolidated Statements of Assets and Liabilities.
Administration Agreement
The Company has entered into an administration agreement (the “Administration Agreement”), dated as of November 8,
2024, with Willow Tree Credit Partners LP (the “Administrator”, "Willow Tree"), which was most recently re-approved by the Board on October 20, 2026. Under the expected terms of the Administration Agreement, Willow Tree performs, or oversees the performance of, administrative services, which include, but are not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the
SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Willow Tree or its affiliates. The Company reimburses Willow Tree for services performed for the Company pursuant to the terms of the Administration Agreement.

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
For the three and nine months ended September 30, 2026, the Company incurred $0.2 million and $0.6 million, respectively, in administration fees. For the three and nine months ended September 30, 2025, the Company incurred
$0.2 million and $0.4 million, respectively, in administration fees.
License Agreement
The Company has entered into a license agreement with Willow Tree. Under the License Agreement, the Company has a
non-exclusive, royalty-free license to use the name “Willow Tree” and the Willow Tree logo. Under the License
Agreement, the Company has the right to use the “Willow Tree” name for so long as the Adviser or one of its affiliates remains the Company's investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Willow Tree” name. The License Agreement will remain in effect for so long as the Investment Management
Agreement with the Adviser is in effect.
4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 and December 31,
2025 was as follows (amounts in thousands):

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Private Debt	$898,037	$902,753	99.1%	$876,688	$884,414	100.0%
Preferred Equity	8,522	8,573	0.9%	—	—	—
Total investments	$906,559	$911,326	100.0%	$876,688	$884,414	100.0%

5. Fair Value of Investments
The following tables present the fair value hierarchy of the Company’s investments as of September 30, 2026 and
December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described (amounts in thousands):

	September 30, 2026
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$902,753	$902,753
Preferred Equity	—	—	8,573	8,573
Total investments	$—	$—	$911,326	$911,326

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Private Debt	$—	$—	$884,414	$884,414
Total investments	$—	$—	$884,414	$884,414
The following tables present the change in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2026 (amounts in thousands):

Three months ended September 30, 2026	Private Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$921,452	$—	$921,452
Purchases of investments (including PIK, if any)	55,262	8,522	63,784
Proceeds from principal repayments and sales of investments	(76,249)	—	(76,249)
Accretion of discount/amortization of premium	935	—	935
Net realized gain (loss)	78	—	78
Net change in unrealized appreciation (depreciation)	1,275	51	1,326
Fair value, end of period	$902,753	$8,573	$911,326
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at September 30, 2026	$1,507	$51	$1,558

Nine months ended September 30, 2026	Private Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$884,414	$—	$884,414
Purchases of investments (including PIK, if any)	172,679	8,522	181,201
Proceeds from principal repayments and sales of investments	(153,950)	—	(153,950)
Accretion of discount/amortization of premium	2,468	—	2,468
Net realized gain (loss)	152	—	152
Net change in unrealized appreciation (depreciation)	(3,010)	51	(2,959)
Fair value, end of period	$902,753	$8,573	$911,326
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at September 30, 2026	$(2,630)	$51	$(2,579)
For the three and nine months ended September 30, 2026, there were no transfers into or out of Level 3.

The following tables present the change in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2025 (amounts in thousands):

Three months ended September 30, 2025	Private Debt	Total Investments
Fair value, beginning of period	$677,156	$677,156
Purchases of investments (including PIK, if any)	189,980	189,980
Proceeds from principal repayments and sales of investments	(75,748)	(75,748)
Accretion of discount/amortization of premium	609	609
Net change in unrealized appreciation (depreciation)	2,660	2,660
Fair value, end of period	$794,657	$794,657
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at September 30, 2025	$2,704	$2,704

Nine months ended September 30, 2025	Private Debt	Total Investments
Fair value, beginning of period	$490,462	$490,462
Purchases of investments (including PIK, if any)	434,806	434,806
Proceeds from principal repayments and sales of investments	(137,621)	(137,621)
Accretion of discount/amortization of premium	1,500	1,500
Net change in unrealized appreciation (depreciation)	5,510	5,510
Fair value, end of period	$794,657	$794,657
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated company investments still held at September 30, 2025	$5,918	$5,918
For the three and nine months ended September 30, 2025, there were no transfers into or out of Level 3.
Significant Unobservable Inputs
In accordance with ASC Topic 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (amounts in thousands):

Type of Investment	Fair Value as of September 30, 2026	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$896,965	Yield Analysis	Yield %	8.07% - 16.50%	10.22%
	5,788	Recent Transaction
Preferred Equity	2,907	Yield Analysis	Yield %	14.68% - 14.68%	14.68%
	5,666	Recent Transaction
Total	$911,326

Type of Investment	Fair Value as of December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Range of Significant Unobservable Inputs	Weighted Average Unobservable Input
Private Debt	$866,518	Yield Analysis	Yield %	7.23% - 17.87%	9.14%
	17,896	Recent Transaction
Total	$884,414
Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease
6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31,
2025, the Company’s asset coverage was 188.1% and 173.0%, respectively.
The following table presents the Company’s outstanding borrowings as of September 30, 2026 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$575,000	$475,200	$99,800	$475,200	11/8/2029
Subscription Line	51,746	25,416	26,330	25,416	11/6/2026
Total	$626,746	$500,616	$126,130	$500,616
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
The following table presents the Company's outstanding borrowings as of December 31, 2025 (amounts in thousands):

	Aggregated Principal Committed	Outstanding Principal	Unused Portion (1)	Carrying Value (2)	Maturity Date
Credit Facility	$575,000	$495,100	$79,900	$495,100	11/8/2029
Subscription Line	70,996	36,090	34,906	36,090	11/6/2026
Total	$645,996	$531,190	$114,806	$531,190
(1)The unused portion is the amount upon which commitment fees are based, if any.
(2)The carrying value is gross of any deferred financing costs.
For the three months ended September 30, 2026 and 2025, the Company had total average borrowings of $514.2 million and $431.7 million at a weighted average interest rate of 5.76% and 6.71%, respectively. For the nine months ended
September 30, 2026 and 2025, the Company had total average borrowings of $512.4 million and $384.0 million at a weighted average interest rate of 5.76% and 6.71%, respectively.

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
As of September 30, 2026 and December 31, 2025, the Company had an aggregate amount of $475.2 million and
$495.1 million of debt outstanding, respectively.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense related to the A&R
Credit Facility were as follows (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$6,966	$6,278	$20,578	$16,149
Unused facility fee	117	163	357	532
Amortization of deferred financing costs	436	373	1,290	1,041
Total interest and debt financing expense	$7,519	$6,814	$22,225	$17,722
Average borrowings	482,626	373,293	480,825	322,468
Weighted average interest rate	5.73%	6.67%	5.72%	6.70%
As of September 30, 2026, and December 31, 2025, each of the Company and the Borrower were in compliance with all covenants and other requirements applicable to it under the A&R Credit Facility.
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
On November 7, 2025, the Company entered into a First Amendment to the Subscription Facility (the "First Amendment")
which among things, (i) extended the maturity date from November 7, 2025 to November 6, 2026 and (ii) amended the definition of "Borrowing Base" from 60% of certain Unfunded Capital Commitments to 70% of such Unfunded Capital
Commitments. On November 6, 2026, the Company entered into a Second Amendment to the Subscription Facility (the
“Second Amendment”), which, among other things, extended the maturity date from November 6, 2026 to January 6, 2027.
The Subscription Facility bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum or
Prime Rate plus 1.50% per annum, at the Company's option. The Subscription Facility also charges an unused commitment fee of 0.35% per annum on the unused available commitment during the applicable calendar quarter.

As of September 30, 2026 and December 31, 2025, the Company had an aggregate amount of $25.4 million and
$36.1 million of debt outstanding, respectively.
For the three and nine months ended September 30, 2026 and 2025, the components of interest expense related to the City
National Bank Subscription Facility were as follows (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$499	$1,026	$1,480	$3,126
Unused facility fee	18	28	70	80
Amortization of deferred financing costs	68	205	202	604
Total interest and debt financing expense	$585	$1,259	$1,752	$3,810
Average borrowings	31,617	58,437	31,608	61,559
Weighted average interest rate	6.26%	6.96%	6.26%	6.79%
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
As of September 30, 2026 and December 31, 2025, the Company did not have any outstanding secured borrowings, as the contractual maturity of such secured borrowing agreement terminated on February 6, 2025.
The components of interest expense related to Macquarie for the three and nine months ended September 30, 2026 and
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
Other Commitments and Contingencies
Unfunded commitments
The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the
Company to fund when requested by the portfolio companies, in accordance with underlying loan agreements. The
Company believes that it maintains sufficient financial resources to satisfy any unfunded commitments, including cash on hand and available borrowings to fund such unfunded commitments. As of September 30, 2026 and December 31, 2025, the Company had unfunded investment commitments in the aggregate par amount of $124.8 million and $197.8 million,

respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.
As of September 30, 2026, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	$5,889
ACP Avenu Buyer, LLC	Revolver	1,601
AG Bells, LLC	Revolver	1,696
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	24
Ambient Enterprises Holdco, LLC	Revolver	567
American Combustion Industries, LLC	Revolver	707
Amerspirit FL, LLC	Delayed Draw Term Loan	289
Ampler QSR Holdings, LLC	Revolver	2,451
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	1,662
Amylu Borrower Sub, LLC	Revolver	2,508
Apex Service Partners, LLC	Revolver	1,736
Beacon Oral Specialists	Delayed Draw Term Loan	903
Bristol Hospice, LLC	Revolver	3,779
Cards Live Oak Holdings Inc.	Delayed Draw Term Loan	11
Cards Live Oak Holdings Inc.	Revolver	6
Cranetech USA Inc	Delayed Draw Term Loan	25
Cranetech USA Inc	Revolver	33
Cvausa Management, LLC	Revolver	1,111
Cvausa Management, LLC	Delayed Draw Term Loan	7,660
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	1,988
Dentive Capital, LLC	Revolver	50
Dukes Root Control Inc.	Revolver	908
Durare Bidco LLC	Delayed Draw Term Loan	12
Durare Bidco LLC	Revolver	50
Elessent Clean Technologies Inc.	Revolver	1,711
Flexera Software LLC	Revolver	50
GC Waves Holdings, Inc.	Delayed Draw Term Loan	737
GMLx Buyer LLC	Delayed Draw Term Loan	13,317
GMLx Buyer LLC	Revolver	5,549
GRVTY, Inc.	Delayed Draw Term Loan	50
GRVTY, Inc.	Revolver	50
High Street Buyer, Inc.	Delayed Draw Term Loan	6,379
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
Mersino, Inc.	Delayed Draw Term Loan	50
Mersino, Inc.	Revolver	50
John C. Cassidy Air Conditioning & Plumbing Inc.	Delayed Draw Term Loan	50
John C. Cassidy Air Conditioning & Plumbing Inc.	Revolver	45
KAMC Holdings, Inc.	Revolver	31
Key Container Borrower, LLC	Delayed Draw Term Loan	50
Key Container Borrower, LLC	Revolver	50
Legacy Precast Buyer	Delayed Draw Term Loan	5,157
Legacy Precast Buyer	Revolver	4,727
Lenticular Holdings, Inc.	Delayed Draw Term Loan	304
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	48
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	14
NWP Acquisition Holdings, LLC	Revolver	4,208
Offen, Inc.	Revolver	3,178
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	43
Pathstone Family Office, LLC	Revolver	1,048
Premier Forge Purchaser LLC	Revolver	47

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
Radwell Parent, LLC	Delayed Draw Term Loan	$93
Radwell Parent, LLC	Revolver	90
Regent Surgical Health, LLC	Revolver	7,824
RKD Group, LLC	Delayed Draw Term Loan	2,225
RKD Group, LLC	Revolver	993
Royal Holdco Corporation	Revolver	224
RPX Corporation	Revolver	2,601
Salt Dental Collective, LLC	Revolver	311
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	49
Seahawk Buyer LLC	Delayed Draw Term Loan	50
Seahawk Buyer LLC	Revolver	35
Secretariat Advisors, LLC	Delayed Draw Term Loan	1,081
Stonebridge Companies, LLC	Delayed Draw Term Loan	1,327
Stonebridge Companies, LLC	Revolver	885
SV-AERO Holdings, LLC	Delayed Draw Term Loan	50
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Revolver	1,426
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	785
Together Womens Health, LLC	Delayed Draw Term Loan	10,905
Together Womens Health, LLC	Revolver	2,305
VestGen Wealth Partners Intermediary, LLC	Delayed Draw Term Loan	1,200
VestGen Wealth Partners Intermediary, LLC	Delayed Draw Term Loan	940
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	755
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	26
		$124,810
As of December 31, 2025, the Company had the following unfunded commitments by investment types (amounts in thousands):

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	$5,889
ACP Avenu Buyer, LLC	Revolver	2,061
AG Bells, LLC	Revolver	1,696
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	50
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	3,388
Ambient Enterprises Holdco, LLC	Revolver	685
American Combustion Industries, LLC	Delayed Draw Term Loan	3,376
American Combustion Industries, LLC	Revolver	236
Amerspirit FL, LLC	Delayed Draw Term Loan	865
Ampler QSR Holdings, LLC	Revolver	2,451
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	1,998
Amylu Borrower Sub, LLC	Revolver	2,508
Apex Service Partners, LLC	Delayed Draw Term Loan	23
Apex Service Partners, LLC	Revolver	1,885
Beacon Oral Specialists	Delayed Draw Term Loan	252
Beacon Oral Specialists	Delayed Draw Term Loan	1,171
Bristol Hospice, LLC	Revolver	3,779
Cards Live Oak Holdings INC	Delayed Draw Term Loan	50
Cards Live Oak Holdings INC	Revolver	33
Cvausa Management, LLC	Delayed Draw Term Loan	16,533
Cvausa Management, LLC	Revolver	1,111
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	4,090
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	2,272
Dentive Capital, LLC	Revolver	50
Dermcare Management, LLC	Delayed Draw Term Loan	18,476
Dukes Root Control Inc.	Revolver	908

Investments - non-controlled, non-affiliated	Commitment Type	Unfunded Commitment
Durare Bidco LLC	Delayed Draw Term Loan	$50
Durare Bidco LLC	Revolver	50
Elessent Clean Technologies Inc.	Revolver	1,711
Flexera Software LLC	Revolver	50
GC Waves Holdings, Inc.	Delayed Draw Term Loan	1,092
High Street Buyer, Inc.	Delayed Draw Term Loan	17,251
HLSG Intermediate, LLC	Delayed Draw Term Loan	2,341
HLSG Intermediate, LLC	Revolver	837
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	3,136
KAMC Holdings, Inc.	Revolver	27
Legacy Precast Buyer	Delayed Draw Term Loan	5,157
Legacy Precast Buyer	Revolver	4,727
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	1,403
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	641
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	2,350
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	4,000
NWP Acquisition Holdings, LLC	Revolver	5,000
Offen, Inc.	Revolver	3,178
Orthofeet, Inc	Revolver	1,524
Pathstone Family Office, LLC	Delayed Draw Term Loan	5,340
Pathstone Family Office, LLC	Revolver	797
Regent Surgical Health, LLC	Delayed Draw Term Loan	2,256
Regent Surgical Health, LLC	Revolver	7,824
RKD Group, LLC	Delayed Draw Term Loan	3,233
RKD Group, LLC	Revolver	1,805
Royal Holdco Corporation	Delayed Draw Term Loan	4,740
Royal Holdco Corporation	Revolver	404
RPX Corporation	Revolver	2,601
Salt Dental Collective, LLC	Revolver	78
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	4,942
Sandlot Baseball BorrowerCo, LLC	Revolver	2,253
Secretariat Advisors, LLC	Delayed Draw Term Loan	1,081
Stonebridge Companies, LLC	Delayed Draw Term Loan	1,327
Stonebridge Companies, LLC	Revolver	885
Superjet Buyer, LLC	Delayed Draw Term Loan	4,134
SV-AERO Holdings, LLC	Delayed Draw Term Loan	1,261
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	1,595
Systems Planning And Analysis, Inc.	Revolver	1,970
Together Womens Health, LLC	Delayed Draw Term Loan	10,905
Together Womens Health, LLC	Revolver	2,305
VRC Companies, LLC	Revolver	100
World Insurance Associates, LLC	Revolver	1,127
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	4,478
		$197,802
Off balance sheet risk
Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2026 and December 31,
2025, there were no commitments outstanding for derivative contracts.
Legal proceedings
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, management is not aware of any material pending legal proceedings.

8. Net Assets
The Company has the authority to issue 200,000,000 shares of common stock, par value $0.01 per share. The Company issues shares of common stock in the Private Offering on an ongoing basis at an offering price generally equal to the net asset value per share. As of September 30, 2026 and December 31, 2025, the Company had 27,615,211 and 24,058,078
shares issued and outstanding, respectively.
The Company issued and sold the following shares of common stock during the nine months ended September 30, 2026
(amounts in thousands, except share and per share amounts):

		For the nine months ended September 30, 2026
Date	Number of Shares Issued	Gross Proceeds	Net Proceeds	Average Price/ Share
3/24/2026	1,711,263	$27,500	$27,500	16.07
5/15/2026	580,074	9,403	9,403	16.21
	2,291,337	$36,903	$36,903
The Company issued and sold the following shares of common stock during the nine months ended September 30, 2025
(amounts in thousands, except share and per share amounts):

		For the nine months ended September 30, 2025
Date	Number of Shares Issued	Gross Proceeds	Net Proceeds	Average Price/ Share
3/28/2025	3,090,235	$50,000	$50,000	16.18
7/2/2025	2,148,557	35,000	35,000	16.29
	5,238,792	$85,000	$85,000
9. Distributions and Dividend Reinvestment
The following tables reflects the distributions declared on the Company’s common stock for the nine months ended
September 30, 2026 and 2025 (amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Amount
3/12/2026	3/12/2026	4/27/2026	$0.40	$9,810
6/11/2026	6/11/2026	7/27/2026	0.41	11,166
9/24/2026	9/24/2026	10/26/2026	0.41	11,322
			$1.22	$32,298

Date Declared	Record Date	Payment Date	Amount per Share	Total Amount
6/10/2025	6/10/2025	6/17/2025	$0.30	$5,409
8/20/2025	8/20/2025	8/26/2025	0.36	7,345
			$0.66	$12,754
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
Pursuant to the DRIP, the following tables summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the nine months ended September 30, 2026 and 2025 (amounts in thousands, except share amounts):

Payment Date	DRIP Value	DRIP Shares Issued
1/26/2026	$7,688	465,930
4/27/2026	6,751	419,089
7/27/2026	6,112	380,777
	$20,551

Payment Date	DRIP Value	DRIP Shares Issued
6/17/2025	$3,622	222,903
8/26/2025	4,480	273,505
	$8,102
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
10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended
September 30, 2026 and 2025 (amounts in thousands, except share and per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$11,959	$9,994	$28,343	$25,214
Weighted average shares outstanding (basic and diluted)	27,507,601	20,485,409	26,307,018	17,895,599
Net increase (decrease) in net assets resulting from operations per share (basic and diluted)	$0.43	$0.49	$1.08	$1.41
11. Tax Information
For the three and nine months ended September 30, 2026 and 2025, the Company did not accrue any excise or other tax fees. For the nine months ended September 30, 2026, the Company paid excise and other tax fees of $0.03 million. For the nine months ended September 30, 2025, the Company did not pay any excise or other tax fees.
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.
Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2026 and December 31, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements, nor does it expect any such positions to arise within the next 12 months. The
Company is currently not undergoing any tax examinations.

12. Financial Highlights
The following are financial highlights for common shares outstanding during the nine months ended September 30, 2026 and 2025 (amounts in thousands, except share and per share amounts):

	For the nine months ended September 30,
	2026	2025
Per share data: (1)
Net asset value, beginning of period	$16.11	$15.76
Net investment income (loss)	1.18	1.10
Net realized and unrealized gains (losses)	(0.10)	0.30
Net increase (decrease) in net assets from operations	1.08	1.40
Distributions declared (2)	(1.22)	(0.66)
Total increase (decrease) in net assets	(0.14)	0.74
Net asset value, end of period	$15.97	$16.50
Shares Outstanding, end of period	27,615,211	20,675,244
Total Return (3)	6.70%	8.88%
Ratios
Ratio of net expenses to average net assets (4)	11.42%	14.75%
Ratio of net investment income (loss) to average net assets (4)	9.87%	9.11%
Portfolio turnover rate (5)	17.02%	21.18%
Supplemental Data
Net Assets, end of period	$441,143	$341,052
Weighted average shares outstanding	26,307,018	17,895,599
Total capital commitments, end of period	$479,753	$470,350
Asset coverage ratio	188.12%	172.08%
Ratio of total contributed capital to total committed capital, end of period	91.54%	69.61%
(1)Per share amounts are calculated based on the weighted average shares outstanding for the nine months ended September 30, 2026 and 2025.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9.
Distributions and Dividend Reinvestment).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share, if any, divided by the NAV per share at the beginning of the period.
(4)Amounts are annualized. For the nine months ended September 30, 2026 and 2025, the ratio of total operating expenses, excluding interest and borrowing expenses, to average net assets was 3.82% and 4.75%, respectively.
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

14. Subsequent Events
The Company's management evaluated subsequent events through the date of the issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of
September 30, 2026, except as discussed below.
On October 1, 2026, the Company sold approximately 67,131 shares of its Common Stock, for a price per share of $15.97
(with the final number of shares being determined on October 29, 2026), for an aggregate offering price of $1.1 million.
On October 26, 2026, the Company issued approximately 375,143 shares of its Common Stock pursuant to the Company’s
DRIP in connection with the distribution paid to shareholders on October 26, 2026.
On November 6, 2026, the Company entered into a Second Amendment to the Subscription Facility, which, among other things, extended the maturity date from November 6, 2026 to January 6, 2027.

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
Portfolio Composition
The total value of our investment portfolio was $911.3 million as of September 30, 2026, as compared to $884.4 million as of December 31, 2025. As of September 30, 2026, we had investments in 64 portfolio companies with an aggregate cost of
$906.6 million. As of December 31, 2025, we had investments in 54 portfolio companies with an aggregate cost of $876.7 million.
As of September 30, 2026, our investment portfolio consisted of the following investments (amounts in thousands):

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Private Debt	$898,037	99.1%	$902,753	99.1%
Preferred Equity	8,522	0.9%	8,573	0.9%
Total investments	$906,559	100%	$911,326	100%
As of December 31, 2025, our investment portfolio consisted of the following investments (amounts in thousands):

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
Private Debt	$876,688	100%	$884,414	100%
Total investments	$876,688	100%	$884,414	100%
The weighted average stated interest rate and weighted average maturity, based on aggregate principal amount outstanding, of all our debt investments outstanding as of September 30, 2026 and December 31, 2025, were 9.3% and 3.7 years and
9.3% and 4.1 years, respectively.
Investment Activity
During the three months ended September 30, 2026, we made 17 new investments totaling $51.9 million of commitments, excluding short-term investments. During the three months ended September 30, 2026, we had partial realizations in 4 portfolio company borrowers totaling $45.1 million of commitments, no full realizations, and full repayments in 1 portfolio company borrower totaling $30.9 million of commitments.
During the nine months ended September 30, 2026, we made 57 new investments totaling $143.3 million of commitments, excluding short-term investments. During the nine months ended September 30, 2026, we had partial realizations in 8 portfolio company borrowers totaling $100.4 million of commitments, full realization in 1 portfolio company borrower totaling $10.9 million of commitments, and full repayments in 3 portfolio company borrowers totaling $48.0 million of commitments.
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
The industry composition of our portfolio based on fair value as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Health Care Providers & Services	22.44%	25.38%
Commercial Services & Suppliers	19.02%	16.22%
Diversified Consumer Services	10.54%	9.85%
Financial Services	9.10%	8.65%
Aerospace & Defense	5.65%	6.20%
Insurance	5.41%	7.18%
Professional Services	5.30%	4.74%
Software	4.57%	5.51%
Energy Equipment & Services	4.53%	4.66%
Construction & Engineering	4.04%	3.41%
Specialty Retail	3.11%	3.17%
Hotels, Restaurants & Leisure	1.63%	1.41%
Multi-Utilities	1.19%	1.24%
Entertainment	1.01%	1.00%
Electronic Equipment, Instruments & Components	0.85%	—%
Distributors	0.66%	—%
Containers & Packaging	0.61%	—%
Food Products	0.34%	—%
Health Care Equipment & Supplies	—%	1.38%
Total	100%	100%
See Note 4 to our unaudited consolidated financial statements for further discussion on the Company's portfolio and selected balance sheet information as of September 30, 2026 and December 31, 2025, respectively.
The geographic composition of investments at cost and fair value as of September 30, 2026 were as follows (amounts in thousands):

	September 30, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$901,019	$905,660	99.4%	205.30%
Cayman Islands	5,540	5,666	0.6%	1.28%
Total investments	$906,559	$911,326	100%	206.58%

The geographic composition of investments at cost and fair value as of December 31, 2025 were as follows (amounts in thousands):

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$876,688	$884,414	100%	228.15%
Total investments	$876,688	$884,414	100%	228.15%
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
testify in bankruptcy court on behalf of a certain class of creditors. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale as of September 30, 2026 and
December 31, 2025, respectively (amounts in thousands):

	September 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Grade 1	$—	0.0%	$—	0.0%
Grade 2	908,604	99.7%	881,779	99.7%
Grade 3	2,722	0.3%	2,635	0.3%
Grade 4	—	0.0%	—	0.0%
Total Investments	$911,326	100.0%	$884,414	100.0%

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of
September 30, 2026 and December 31, 2025, we had no non-accrual assets.
Results of Operations
For the three and nine months ended September 30, 2026 and 2025
Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$23,113	$19,643	$67,175	$51,612
Net operating expenses	12,555	12,308	36,020	31,907
Net investment income before excise tax	10,558	7,335	31,155	19,705
Excise tax expense	—	—	—	—
Net investment income after excise tax	10,558	7,335	31,155	19,705
Net realized and unrealized gain (loss)	1,401	2,659	(2,812)	5,509
Net increase in net assets resulting from operations	$11,959	$9,994	$28,343	$25,214
Net increase in net assets resulting from operations for the three months ended September 30, 2026 and 2025 was approximately $12.0 million and $10.0 million, respectively. The increase is primarily due to a $3.2 million increase in net investment income, partially offset by a $1.3 million decrease in net realized and unrealized gain period-over-period.
Net increase in net assets resulting from operations for the nine months ended September 30, 2026 and 2025 was approximately $28.3 million and $25.2 million, respectively. The increase is primarily due to a $11.5 million increase in net investment income, partially offset by a $8.3 million increase in net realized and unrealized loss period-over-period.
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including purchases and the level of new investment commitments, the level of sales and repayments, the recognition of realized gains and losses and changes in unrealized appreciation (depreciation) on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Interest income	$21,381	$18,407	$62,731	$48,497
PIK interest income	1,450	1,162	4,075	2,681
PIK dividend income	76	—	76	—
Other income	206	74	293	434
Total investment income	$23,113	$19,643	$67,175	$51,612
Total investment income for the three months ended September 30, 2026 increased $3.5 million, or 17.7%, as compared to the three months ended September 30, 2025. Total investment income for the nine months ended September 30, 2026 increased $15.6 million, or 30.2%, as compared to the nine months ended September 30, 2025. Interest income increased as a result of an increase in our accruing debt investment’s funded par, which increased to $905.3 million as of September 30,
2026, from $795.3 million in the prior year.

Operating Expenses (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Interest and borrowing expenses	$8,104	$8,073	$23,977	$21,630
Investment income incentive fees	1,528	1,180	4,399	2,948
Management fees	1,369	942	3,876	2,581
Professional fees	505	396	1,532	1,526
Administration fees	185	195	562	448
Capital gains incentive fees	138	928	(364)	928
Other general and administrative expenses	726	594	2,038	1,846
Total expenses	$12,555	$12,308	$36,020	$31,907
Interest and Borrowing Expenses
Interest and borrowing expenses for the three and nine months ended September 30, 2026, were attributable to borrowings under the Credit Facility and Subscription Line (as discussed below under “Liquidity and Capital Resources”). For the three and nine months ended September 30, 2026, the Company incurred $8.1 million and $24.0 million in interest and borrowing expenses, respectively. For the three and nine months ended September 30, 2025, the Company incurred $8.1 and $21.6 million in interest and borrowing expenses, respectively. Interest and borrowing expenses increased approximately $0.03 million, or 0.4%, for the three months ended September 30, 2026 from the comparable period in 2025 due to an increase in the average debt outstanding of approximately $82.5 million, partially offset by a decrease in the weighted average interest rate of approximately 1.0%. Interest and borrowing expenses increased approximately $2.3 million, or 10.9%, for the nine months ended September 30, 2026 from the comparable period in 2025 due to an increase in the average debt outstanding of approximately $128.4 million, partially offset by a decrease in the weighted average interest rate of  approximately 1.0%.
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
See Note 3 to our unaudited consolidated financial statements for additional information regarding the Investment
Management Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2026, the amount of Management Fee incurred was $1.4 million and $3.9 million, respectively. For the three and nine months ended
September 30, 2025, the amount of Management Fee incurred was $0.9 and $2.6 million, respectively. The increase in
Management Fee for the three and nine months ended September 30, 2026 as compared to the three and nine months ended
September 30, 2025 was driven by the increase in net assets period-over-period.
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
Pre-incentive fee net investment income, expressed as a rate of return on the value of net assets (defined as total assets less liabilities) at the end of the immediately preceding fiscal quarter, will be compared to a “hurdle rate” of 1.50% per quarter
(6.00% annualized). The Company pays the Adviser an investment-income incentive fee with respect to pre-incentive fee net investment income in each calendar quarter as follows:
1.No investment-income incentive fee in any calendar quarter in which pre-incentive fee net investment income does not exceed the hurdle rate of 1.50%;
2.100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.714% in any calendar quarter
(6.857% annualized) (the portion of pre-incentive fee net investment income that exceeds the hurdle but is less than or equal to 1.714% is referred to as the “catch-up”; the “catch-up” is meant to provide the Adviser with
12.50% of pre-incentive fee net investment income as if a hurdle did not apply if pre-incentive fee net investment income exceeds 1.714% in any calendar quarter); and
3.12.50% of the amount of pre-incentive fee net investment income, if any, that exceeds 1.714% in any calendar quarter (6.857% annualized) payable to the Adviser (once the hurdle is reached and the catch-up is achieved,
12.50% of all pre-incentive fee net investment income thereafter is allocated to the Adviser).
The following is a graphical representation of the calculation of the investment-income component of the incentive fee:
Pre-Incentive Fee Net Investment Income (express as a percentage of the value of net assets)

0%	1.50%	1.714%
← 0% →	← 100% →	← 12.5% →
For the three and nine months ended September 30, 2026, the Company incurred $1.5 million and $4.4 million, respectively, in investment income incentive fees. For the three and nine months ended September 30, 2025, the Company incurred $1.2 million and $2.9 million, respectively, in investment income incentive fees.
Investment income incentive fees increased approximately $0.3 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, from the comparable periods in 2025 due to a higher pre-incentive fee net investment income in excess of the hurdle period-over-period. As of September 30, 2026 and December 31, 2025, $2.4 million and $1.6 million, respectively, of incentive fees on investment income, were unpaid and are included in investment income incentive fees payable in our Consolidated Statements of Assets and Liabilities.
Capital Gains Incentive Fee
Under the capital gains component, the Company pays the Adviser at the end of each calendar year 12.50% of aggregate cumulative realized capital gains from the date of the BDC Election through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.
The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation. The capital gains component of the Incentive Fee will not be subject to any minimum return to shareholders.
Capital gains incentive fees accrued (reversed), but not yet payable, on a hypothetical liquidation basis under GAAP for the three and nine months ended September 30, 2026 were $0.1 million and $(0.4) million, respectively. For the three and nine months ended September 30, 2025, the Company accrued (reversed) $0.9 million of capital gains incentive fees for both periods. As of September 30, 2026 and December 31, 2025, $0.6 million and $1.0 million, respectively, of accrued capital gains incentive fees are included in our Consolidated Statements of Assets and Liabilities.
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
Professional Fees
Professional fees include legal, audit, tax, valuation, technology and other professional fees incurred related to the management of us. For the three and nine months ended September 30, 2026, the Company incurred $0.5 million and $1.5 million, respectively, in professional fees. For the three and nine months ended September 30, 2025, the Company incurred
$0.4 and $1.5 million, respectively, in professional fees.
Administration Fees
Administration fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement. See Note 3 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder. For the three and nine months ended September 30, 2026, the Company incurred $0.2 million and $0.6 million, respectively, in administration fees. For the three and nine months ended September 30, 2025, the
Company incurred $0.2 and $0.4 million, respectively, in administration fees.
Other General and Administrative Expenses
Other general and administrative expenses include director fees, insurance, filing, research, our sub-administrator, subscriptions and other costs. For the three and nine months ended September 30, 2026, the Company incurred $0.7 million and $2.0 million in other general and administrative expenses, respectively. For the three and nine months ended
September 30, 2025, the Company incurred $0.6 and $1.8 million in other general and administrative expenses, respectively.
Net Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and 2025 were as follows (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Non-control, non-affiliate investments	$1,342	$2,629	$(2,807)	$5,479
Foreign currency translation	(16)	31	(152)	31
Net change in unrealized appreciation (depreciation)	$1,326	$2,660	$(2,959)	$5,510
For the three months ended September 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) was
$1.3 million and $2.7 million, respectively. For the nine months ended September 30, 2026 and 2025, the net change in unrealized appreciation (depreciation) was $(3.0) million and $5.5 million, respectively. The increase in net unrealized appreciation on the Company’s portfolio for the three months ended September 30, 2026 was driven by certain credit specific write-ups in our portfolio quarter-over-quarter. The increase in net unrealized depreciation on the Company’s portfolio for the nine months ended September 30, 2026 reflects the impact of wider market credit spreads across the private credit market, coupled with certain company-specific fundamental performance factors, which collectively resulted in lower fair values across the Company’s portfolio. For the three and nine months ended September 30, 2025, the net unrealized appreciation on the Company’s current portfolio was driven by fundamental portfolio performance of investments.
Net Realized Gain (Loss)
Net realized gain (loss) for the three and nine months ended September 30, 2026 and 2025 were as follows (amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Non-controlled, non-affiliated investments	$78	$—	$152	$—
Foreign currency transactions	(3)	(1)	(5)	(1)
Net realized gain (loss)	$75	$(1)	$147	$(1)
For the three and nine months September 30, 2026, the Company recorded net realized gain of $0.1 million and $0.1 million, respectively. The net realized gain for both the three and nine months ended September 30, 2026 was driven by the partial realizations in 8 portfolio company borrowers and full realization in 1 portfolio company borrower. For both the three and nine months September 30, 2025, the Company recorded net realized loss of $0.0 million, attributable to foreign currency transactions.
Liquidity and Capital Resources
We believe that our current cash on hand, our short-term investments, our available borrowing capacity under the Credit
Facility, unfunded investor Capital Commitments and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio which the value of our total assets (less all liabilities and indebtedness not represented by senior securities) bears to the aggregate amount of our outstanding senior securities representing our indebtedness, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 188.1% and 173.0% as of September 30, 2026 and December 31, 2025,
respectively.
Cash Flows
For the nine months ended September 30, 2026, we experienced a net increase in cash in the amount of $20.1 million.
During that period, net cash provided by operating activities was $22.4 million. Our primary sources of cash from operating activities for the nine months ended September 30, 2026, consisted of cash from net investment income and proceeds from sales and principal repayments of investment securities of $154.0 million. Our primary uses of cash from operating activities during the period consisted of purchases of investment securities of $177.1 million. In addition, financing activities used net cash of $2.3 million, consisting primarily of net repayments under the Credit Facility (as defined below) and Subscription Line (as defined below) of $30.6 million and proceeds from the issuance of Common
Stock of $36.9 million. At September 30, 2026, we had $47.7 million of cash on hand.
For the nine months ended September 30, 2025, we experienced a net increase in cash in the amount of $14.9 million.
During that period, our operating activities used $282.1 million in cash, consisting primarily of purchases of investment securities of $432.1 million, which was partially offset by proceeds from sales and principal repayments of investment securities of $137.6 million. In addition, financing activities provided net cash of $297.0 million, consisting primarily of net borrowings under the Credit Facility and Subscription Line of $230.4 million and proceeds from the issuance of
Common Stock of $85.0 million. At September 30, 2025, we had $23.0 million of cash on hand.
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
On November 7, 2025, the Company entered into a First Amendment to the Subscription Facility which among things, (i)
extended the maturity date from November 7, 2025 to November 6, 2026 and (ii) amended the definition of "Borrowing
Base" from 60% of certain Unfunded Capital Commitments to 70% of such Unfunded Capital Commitments. On
November 6, 2026, the Company entered into a Second Amendment to the Subscription Facility, which, among other things, extended the maturity date from November 6, 2026 to January 6, 2027. The Subscription Facility bears interest based on either Term SOFR or Daily Simple SOFR plus 2.50% per annum or Prime Rate plus 1.50% per annum, at the
Company’s option. The Subscription Facility also charges an unused commitment fee of 0.35% per annum on the unused available commitment during the applicable calendar quarter.

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
During the nine months ended September 30, 2026, we declared distributions of $32.3 million, of which $11.3 million were unpaid and included in distribution payable in our Consolidated Statements of Assets and Liabilities. During the nine months ended September 30, 2025, we declared distributions of $12.8 million, of which $4.7 million was paid in cash.
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
Dividend income on preferred equity securities are recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. To the extent preferred equity contains PIK provisions, PIK dividends, computed at the contractual rate specified in each applicable agreement, are accrued and recorded as dividend income and added to the principal balance of the preferred equity security.
PIK dividends added to the principal balance are generally collected upon redemption of the equity. For the three and nine months ended September 30, 2026, the Company recorded $0.08 million of PIK dividend income for both periods. As of
September 30, 2026, the Company held 2 investments in preferred equity securities.
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
The balance of unused commitments to extend financing as of September 30, 2026 was as follows (amounts in thousands):

			September 30, 2026
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	April 21, 2027	$5,889	$(43)
ACP Avenu Buyer, LLC	Revolver	October 2, 2029	1,601	(12)
AG Bells, LLC	Revolver	August 19, 2030	1,696	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	November 26, 2027	24	—
Ambient Enterprises Holdco, LLC	Revolver	December 7, 2029	567	—
American Combustion Industries, LLC	Revolver	August 31, 2028	707	(3)
Amerspirit FL, LLC	Delayed Draw Term Loan	August 15, 2027	289	(8)
Ampler QSR Holdings, LLC	Revolver	August 19, 2030	2,451	—
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	June 10, 2027	1,662	17
Amylu Borrower Sub, LLC	Revolver	June 10, 2031	2,508	—
Apex Service Partners, LLC	Revolver	October 24, 2029	1,736	—
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	903	—
Bristol Hospice, LLC	Revolver	August 26, 2032	3,779	(22)
Cards Live Oak Holdings Inc.	Delayed Draw Term Loan	October 21, 2027	11	—
Cards Live Oak Holdings Inc.	Revolver	October 21, 2032	6	—
Cranetech USA Inc	Delayed Draw Term Loan	June 17, 2028	25	—
Cranetech USA Inc	Revolver	June 17, 2032	33	—
Cvausa Management, LLC	Revolver	May 22, 2028	1,111	—
Cvausa Management, LLC	Delayed Draw Term Loan	February 1, 2027	7,660	—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 4, 2031	1,988	(77)
Dentive Capital, LLC	Revolver	December 22, 2028	50	(1)
Dukes Root Control Inc.	Revolver	December 7, 2029	908	—
Durare Bidco LLC	Delayed Draw Term Loan	August 7, 2028	12	—
Durare Bidco LLC	Revolver	August 9, 2032	50	—
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	—
Flexera Software LLC	Revolver	August 16, 2032	50	(1)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 6, 2027	737	—
GMLx Buyer LLC	Delayed Draw Term Loan	December 31, 2027	13,317	—
GMLx Buyer LLC	Revolver	January 2, 2032	5,549	—
GRVTY, Inc.	Delayed Draw Term Loan	May 28, 2028	50	—
GRVTY, Inc.	Revolver	May 28, 2033	50	—
High Street Buyer, Inc.	Delayed Draw Term Loan	July 19, 2027	6,379	(51)
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	December 21, 2026	3,136	—
Mersino, Inc.	Delayed Draw Term Loan	April 15, 2028	50	—
Mersino, Inc.	Revolver	March 31, 2029	50	—
John C. Cassidy Air Conditioning & Plumbing Inc.	Delayed Draw Term Loan	January 23, 2028	50	(1)

			September 30, 2026
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
John C. Cassidy Air Conditioning & Plumbing Inc.	Revolver	July 24, 2031	$45	$(1)
KAMC Holdings, Inc.	Revolver	August 1, 2031	31	(1)
Key Container Borrower, LLC	Delayed Draw Term Loan	February 17, 2028	50	(1)
Key Container Borrower, LLC	Revolver	February 17, 2032	50	(1)
Legacy Precast Buyer	Delayed Draw Term Loan	December 16, 2027	5,157	—
Legacy Precast Buyer	Revolver	December 16, 2032	4,727	—
Lenticular Holdings, Inc.	Delayed Draw Term Loan	September 18, 2028	304	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 26, 2027	48	—
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	August 13, 2027	14	—
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	4,208	—
Offen, Inc.	Revolver	July 23, 2029	3,178	—
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(9)
Pathstone Family Office, LLC	Delayed Draw Term Loan	June 1, 2028	43	—
Pathstone Family Office, LLC	Revolver	May 15, 2028	1,048	—
Premier Forge Purchaser LLC	Revolver	June 29, 2032	47	(1)
Radwell Parent, LLC	Delayed Draw Term Loan	March 10, 2028	93	—
Radwell Parent, LLC	Revolver	April 1, 2030	90	—
Regent Surgical Health, LLC	Revolver	September 12, 2030	7,824	(102)
RKD Group, LLC	Delayed Draw Term Loan	May 19, 2027	2,225	(16)
RKD Group, LLC	Revolver	May 19, 2031	993	(7)
Royal Holdco Corporation	Revolver	December 30, 2030	224	(3)
RPX Corporation	Revolver	August 2, 2030	2,601	—
Salt Dental Collective, LLC	Revolver	February 15, 2028	311	—
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	September 6, 2027	49	—
Seahawk Buyer LLC	Delayed Draw Term Loan	November 1, 2027	50	—
Seahawk Buyer LLC	Revolver	May 1, 2032	35	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	February 26, 2027	1,081	(13)
Stonebridge Companies, LLC	Delayed Draw Term Loan	May 16, 2027	1,327	7
Stonebridge Companies, LLC	Revolver	May 16, 2030	885	—
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	50	—
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	1,426	(4)
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	June 7, 2027	785	(2)
Together Womens Health, LLC	Delayed Draw Term Loan	August 26, 2027	10,905	—
Together Womens Health, LLC	Revolver	August 26, 2031	2,305	—
VestGen Wealth Partners Intermediary, LLC	Delayed Draw Term Loan	March 31, 2028	1,200	(24)
VestGen Wealth Partners Intermediary, LLC	Delayed Draw Term Loan	September 30, 2027	940	(19)
VRC Companies, LLC	Revolver	June 29, 2027	100	—
World Insurance Associates, LLC	Revolver	April 3, 2030	755	—
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	May 19, 2027	26	—
			$124,810	$(399)
The balance of unused commitments to extend financing as of December 31, 2025 was as follows (amounts in thousands):

			December 31, 2025
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ACP Avenu Buyer, LLC	Delayed Draw Term Loan	April 21, 2027	$5,889	$44
ACP Avenu Buyer, LLC	Revolver	October 2, 2029	2,061	—
AG Bells, LLC	Revolver	August 19, 2030	1,696	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	April 30, 2027	50	—
Ambient Enterprises Holdco, LLC	Delayed Draw Term Loan	April 30, 2027	3,388	25
Ambient Enterprises Holdco, LLC	Revolver	December 7, 2029	685	—
American Combustion Industries, LLC	Delayed Draw Term Loan	June 15, 2026	3,376	(65)
American Combustion Industries, LLC	Revolver	August 31, 2028	236	(5)
Amerspirit FL, LLC	Delayed Draw Term Loan	August 15, 2027	865	(13)

			December 31, 2025
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Ampler QSR Holdings, LLC	Revolver	August 19, 2030	$2,451	$(11)
Amylu Borrower Sub, LLC	Delayed Draw Term Loan	June 10, 2027	1,998	24
Amylu Borrower Sub, LLC	Revolver	June 10, 2031	2,508	—
Apex Service Partners, LLC	Delayed Draw Term Loan	April 29, 2027	23	—
Apex Service Partners, LLC	Revolver	October 24, 2029	1,885	—
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	252	(1)
Beacon Oral Specialists	Delayed Draw Term Loan	December 14, 2026	1,171	(3)
Bristol Hospice, LLC	Revolver	August 26, 2032	3,779	—
Cards Live Oak Holdings INC	Delayed Draw Term Loan	October 21, 2027	50	(1)
Cards Live Oak Holdings INC	Revolver	October 21, 2032	33	—
Cvausa Management, LLC	Delayed Draw Term Loan	February 1, 2027	16,533	165
Cvausa Management, LLC	Revolver	May 22, 2028	1,111	—
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Delayed Draw Term Loan	August 4, 2026	4,090	(82)
Del-Air Heating, Air Conditioning & Refrigeration, LLC	Revolver	February 4, 2031	2,272	(45)
Dentive Capital, LLC	Revolver	December 22, 2028	50	(2)
Dermcare Management, LLC	Delayed Draw Term Loan	March 31, 2026	18,476	(112)
Dukes Root Control Inc.	Revolver	December 7, 2029	908	—
Durare Bidco LLC	Delayed Draw Term Loan	August 7, 2028	50	—
Durare Bidco LLC	Revolver	August 9, 2032	50	—
Elessent Clean Technologies Inc.	Revolver	November 15, 2029	1,711	—
Flexera Software LLC	Revolver	August 16, 2032	50	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	October 6, 2027	1,092	—
High Street Buyer, Inc.	Delayed Draw Term Loan	July 19, 2027	17,251	(86)
HLSG Intermediate, LLC	Delayed Draw Term Loan	March 14, 2027	2,341	—
HLSG Intermediate, LLC	Revolver	March 30, 2029	837	—
IFH Franchisee Holdings, LLC	Delayed Draw Term Loan	December 21, 2026	3,136	9
KAMC Holdings, Inc.	Revolver	August 1, 2031	27	—
Legacy Precast Buyer	Delayed Draw Term Loan	December 16, 2027	5,157	(52)
Legacy Precast Buyer	Revolver	December 16, 2032	4,727	(47)
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	1,403	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	641	—
Neptune Platform Buyer, LLC	Delayed Draw Term Loan	July 27, 2026	2,350	—
NWP Acquisition Holdings, LLC	Delayed Draw Term Loan	May 21, 2026	4,000	40
NWP Acquisition Holdings, LLC	Revolver	November 21, 2030	5,000	—
Offen, Inc.	Revolver	July 23, 2029	3,178	(32)
Orthofeet, Inc	Revolver	July 30, 2030	1,524	(15)
Pathstone Family Office, LLC	Delayed Draw Term Loan	June 21, 2026	5,340	53
Pathstone Family Office, LLC	Revolver	May 15, 2028	797	—
Regent Surgical Health, LLC	Delayed Draw Term Loan	September 13, 2027	2,256	(34)
Regent Surgical Health, LLC	Revolver	September 12, 2030	7,824	(117)
RKD Group, LLC	Delayed Draw Term Loan	May 19, 2027	3,233	(39)
RKD Group, LLC	Revolver	May 19, 2031	1,805	(22)
Royal Holdco Corporation	Delayed Draw Term Loan	March 8, 2027	4,740	(18)
Royal Holdco Corporation	Revolver	December 30, 2030	404	(2)
RPX Corporation	Revolver	August 2, 2030	2,601	—
Salt Dental Collective, LLC	Revolver	February 15, 2028	78	—
Sandlot Baseball BorrowerCo, LLC	Delayed Draw Term Loan	June 5, 2026	4,942	—
Sandlot Baseball BorrowerCo, LLC	Revolver	December 27, 2028	2,253	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	February 26, 2027	1,081	(7)
Stonebridge Companies, LLC	Delayed Draw Term Loan	May 16, 2027	1,327	3
Stonebridge Companies, LLC	Revolver	May 16, 2030	885	2
Superjet Buyer, LLC	Delayed Draw Term Loan	May 23, 2026	4,134	—
SV-AERO Holdings, LLC	Delayed Draw Term Loan	October 30, 2026	1,261	—
Systems Planning And Analysis, Inc.	Delayed Draw Term Loan	June 7, 2027	1,595	—
Systems Planning And Analysis, Inc.	Revolver	August 16, 2027	1,970	—

			December 31, 2025
Investments - non-controlled, non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Together Womens Health, LLC	Delayed Draw Term Loan	August 26, 2027	$10,905	$(123)
Together Womens Health, LLC	Revolver	August 26, 2031	2,305	(26)
VRC Companies, LLC	Revolver	June 29, 2027	100	—
World Insurance Associates, LLC	Revolver	April 3, 2030	1,127	—
WRM Wastewater Merger Sub, Inc.	Delayed Draw Term Loan	May 19, 2027	4,478	—
			$197,802	$(595)
Recent Developments
On October 1, 2026, the Company sold approximately 67,131 shares of its Common Stock, for a price per share of $15.97
(with the final number of shares being determined on October 29, 2026), for an aggregate offering price of $1.1 million.
On October 26, 2026, the Company issued approximately 375,143 shares of its Common Stock pursuant to the Company’s
DRIP in connection with the distribution paid to shareholders on October 26, 2026.
On November 6, 2026, the Company entered into a Second Amendment to the Subscription Facility, which, among other things, extended the maturity date from November 6, 2026 to January 6, 2027.
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
As of September 30, 2026, 100.0% of debt investments (excluding unfunded debt investments) in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of September 30,
2026, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was
100.0%. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR rates and prime interest rates.
The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 50, 100, 150 or 200 basis points, or decrease by 50, 100, 150 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2026. Interest expense is calculated based on the terms of our outstanding revolving credit facilities. For our floating rate credit facilities, we use the outstanding balance as of September 30, 2026. Interest expense on our floating rate credit facilities is calculated using the interest rate as of September 30, 2026, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of
September 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table (amounts in thousands):

Basis Point Change	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 200 Basis Points	$4,564	$(2,524)	$2,040
Up 150 Basis Points	3,423	(1,893)	1,530
Up 100 Basis Points	2,282	(1,262)	1,020
Up 50 Basis Points	1,141	(631)	510
Down 50 Basis Points	(1,141)	631	(510)
Down 100 Basis Points	(2,282)	1,262	(1,020)
Down 150 Basis Points	(3,423)	1,893	(1,530)
Down 200 Basis Points	(4,564)	2,524	(2,040)
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
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
As of September 30, 2026, we believe that there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) On November 6, 2026, Willow Tree Capital Corporation (the "Company"), entered into a Second Amendment to the
Revolving Credit and Security Agreement (the "Second Amendment"), which amends that certain Revolving Credit and
Security Agreement, dated as of November 8, 2024, by and between the Company, as primary borrower, each of the lenders from time to time party thereto, City National Bank, as administrative agent (the "Subscription Facility"). Unless otherwise indicated, the terms used below have the meanings ascribed in the Second Amendment. The Second Amendment amends the Subscription Facility to, among other things, extend the maturity date from November 6, 2026 to January 6,
2027.
(b) None.
(c) During the fiscal quarter ended September 30, 2026, no director or officer has entered into any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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
10.1*
Second Amendment to Revolving Credit and Security Agreement, dated as of November 6, 2026, by and
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

Willow Tree Capital Corporation

Date: November 12, 2026	By:	/s/ Timothy Lower
	Name:	Timothy Lower
	Title:	Chief Executive Officer and President

Date: November 12, 2026	By:	/s/ Siddhartha Chowdhury
	Name:	Siddhartha Chowdhury
	Title:	Chief Financial Officer and Treasurer